Form 10-Q
period 2024-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2024-11-12
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of common stock outstanding as of November 8, 2024 was 17,712,052.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of September 30, 2024	As of December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$162,249	$144,342
Accounts receivable, net of allowance of $18,109 in 2024 and $15,359 in 2023	42,648	50,973
Prepaid expenses	17,683	13,032
Income tax receivable	5,360	474
Assets held for sale	8,561	8,561
Total current assets	236,501	217,382
Property and equipment, net	92,861	87,503
Operating lease assets, net	97,431	100,023
Deferred income taxes	50,544	51,360
Intangible assets, net	28,234	31,539
Goodwill	59,593	59,593
Other assets, net	4,424	9,986
Total assets	$569,588	$557,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,460	$8,663
Accrued compensation and benefits	22,099	16,711
Accrued liabilities	15,992	11,476
Deferred revenue and student deposits	27,319	23,830
Lease liabilities, current	13,538	13,309
Total current liabilities	89,408	73,989
Lease liabilities, long-term	96,670	96,739
Long-term debt, net	93,092	94,682
Total liabilities	279,170	265,410
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; 400 shares issued and outstanding in 2024 and 2023, respectively ($122,554 and $138,132 liquidation preference per share, $49,022 and $55,253 in aggregate, for 2024 and 2023, respectively) (Note 11)	39,691	39,691
Common stock, $.01 par value; 100,000,000 shares authorized; 17,710,887 issued and outstanding in 2024; 17,604,371 issued and outstanding in 2023	177	176
Additional paid-in capital	303,670	299,561
Accumulated other comprehensive income	190	1,644
Accumulated deficit	(53,310)	(49,096)
Total stockholders’ equity	290,418	291,976
Total liabilities and stockholders’ equity	$569,588	$557,386

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenue	$153,122	$150,838	$460,449	$447,741
Costs and expenses:
Instructional costs and services	75,401	73,228	224,042	222,115
Selling and promotional	33,459	33,315	99,753	106,205
General and administrative	35,030	30,885	105,733	96,907
Depreciation and amortization	5,080	7,026	15,440	22,735
Impairment of goodwill and intangible assets (Note 5)	—	—	—	64,000
Loss on leases (Note 4)	—	—	3,715	—
Loss (gain) on disposals of long-lived assets	23	(16)	235	17
Total costs and expenses	148,993	144,438	448,918	511,979
Income (loss) from operations before interest and income taxes	4,129	6,400	11,531	(64,238)
Interest expense, net	(631)	(792)	(1,542)	(3,668)
Income (loss) before income taxes	3,498	5,608	9,989	(67,906)
Income tax expense (benefit)	1,236	3,712	2,433	(12,839)
Equity investment loss	—	(5,224)	(4,407)	(5,233)
Net income (loss)	$2,262	$(3,328)	$3,149	$(60,300)
Preferred stock dividends	1,531	1,525	4,597	4,469
Net income (loss) available to common stockholders	$731	$(4,853)	$(1,448)	$(64,769)

Income (loss) per common share:
Basic	$0.04	$(0.27)	$(0.08)	$(3.55)
Diluted	$0.04	$(0.27)	$(0.08)	$(3.54)
Weighted average number of common shares:
Basic	17,679	17,778	17,604	18,230
Diluted	18,247	17,820	18,076	18,294

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net income (loss)	$2,262	$(3,328)	$3,149	$(60,300)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on hedging derivatives	(93)	274	444	1,283
Tax effect	23	(84)	(110)	(365)
Unrealized (loss) gain on hedging derivatives, net of taxes	(70)	190	334	918

Reclassification of gains to net income	(807)	(768)	(2,378)	(2,072)
Tax effect	200	235	590	589
Reclassifications of gains to net income, net of taxes	(607)	(533)	(1,788)	(1,483)
Total other comprehensive loss	(677)	(343)	(1,454)	(565)

Comprehensive income (loss)	$1,585	$(3,671)	$1,695	$(60,865)

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	400	$39,691	17,604,371	$176	$299,561	$1,644	$(49,096)	$291,976
Preferred stock dividends	—	—	—	—	—	—	(1,535)	(1,535)
Issuance of common stock under employee benefit plans	—	—	331,781	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(113,911)	(1)	(1,339)	—	—	(1,340)
Stock-based compensation	—	—	—	—	1,918	—	—	1,918
Repurchased and retired shares of common stock	—	—	(251,146)	(2)	—	—	(2,766)	(2,768)
Other comprehensive loss	—	—	—	—	—	(294)	—	(294)
Net income	—	—	—	—	—	—	516	516
Balance as of March 31, 2024	400	$39,691	17,571,095	$176	$300,137	$1,350	$(52,881)	$288,473
Preferred stock dividends	—	—	—	—	—	—	(1,531)	(1,531)
Exercise of stock options	—	—	5,796	—	67	—	—	67
Issuance of common stock under employee benefit plans	—	—	94,961	1	—	—	—	1
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(1,826)	—	(26)	—	—	(26)
Stock-based compensation	—	—	—	—	1,823	—	—	1,823
Repurchased and retired shares of common stock	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(483)		(483)
Net income	—	—	—	—	—	—	371	371
Balance as of June 30, 2024	400	$39,691	17,670,026	$177	$302,001	$867	$(54,041)	$288,695
Preferred stock dividends	—	—	—	—	—	—	(1,531)	(1,531)
Issuance of common stock under employee benefit plans	—	—	46,511	—	—	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(5,650)	—	(92)	—	—	(92)
Stock-based compensation	—	—	—	—	1,761	—	—	1,761
Repurchased and retired shares of common stock	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(677)		(677)
Net income	—	—	—	—	—	—	2,262	2,262
Balance as of September 30, 2024	400	$39,691	17,710,887	$177	$303,670	$190	$(53,310)	$290,418

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	400	$39,691	18,892,791	$189	$292,854	$3,102	$13,891	$349,727
Preferred stock dividends	—	—	—	—	—	—	(1,457)	(1,457)
Issuance of common stock under employee benefit plans	—	—	245,638	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(85,023)	(1)	(994)	—	—	(995)
Stock-based compensation	—	—	—	—	2,224	—	—	2,224
Repurchased and retired shares of common stock	—	—	(75,000)	(1)	1	—	(371)	(371)
Other comprehensive loss	—	—	—	—	—	(475)	—	(475)
Net loss	—	—	—	—	—	—	(5,740)	(5,740)
Balance as of March 31, 2023	400	$39,691	18,978,406	$190	$294,082	$2,627	$6,323	$342,913
Preferred stock dividends	—	—	—	—	—	—	(1,487)	(1,487)
Issuance of common stock under employee benefit plans	—	—	53,756	1	(1)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(1,416)	—	(7)	—	—	(7)
Stock-based compensation	—	—	—	—	2,068	—	—	2,068
Repurchased and retired shares of common stock	—	—	(1,260,357)	(13)	—	—	(7,615)	(7,628)
Other comprehensive gain	—	—	—	—	—	253	—	253
Net loss	—	—	—	—	—	—	(51,232)	(51,232)
Balance as of June 30, 2023	400	$39,691	17,770,389	$178	$296,142	$2,880	$(54,011)	$284,880
Preferred stock dividends	—	—	—	—	—	—	(1,525)	(1,525)
Issuance of common stock under employee benefit plans	—	—	18,140	1	(1)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(4,914)	(1)	(26)	—	—	(27)
Stock-based compensation	—	—	—	—	1,733	—	—	1,733
Repurchased and retired shares of common stock	—	—	—	—	—	—	—	—
Other comprehensive gain	—	—	—	—	—	(343)	—	(343)
Net loss	—	—	—	—	—	—	(3,328)	(3,328)
Balance as of September 30, 2023	400	$39,691	17,783,615	$178	$297,848	$2,537	$(58,864)	$281,390

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)
Operating activities
Net income (loss)	$3,149	$(60,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,440	22,735
Amortization of debt issuance costs	1,123	1,240
Stock-based compensation	5,502	6,025
Equity investment loss	4,407	5,233
Deferred income taxes	816	(13,311)
Loss on disposals of long-lived assets	235	17
Impairment of goodwill and intangible assets	—	64,000
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	8,325	13,307
Prepaid expenses	(4,651)	(3,343)
Income tax receivable/payable	(4,886)	(1,302)
Operating leases, net	2,997	3,003
Other assets	(374)	(351)
Accounts payable	1,797	4,168
Accrued compensation and benefits	5,388	3,635
Accrued liabilities	4,516	(1,582)
Deferred revenue and student deposits	3,489	5,483
Net cash provided by operating activities	47,273	48,657
Investing activities
Capital expenditures	(17,728)	(9,505)
Proceeds from the sale of real property	—	123
Net cash used in investing activities	(17,728)	(9,382)
Financing activities
Cash paid for repurchase of common stock	(4,225)	(9,028)
Cash received from exercise of stock options	67	—
Preferred stock dividends paid	(4,597)	(4,466)
Cash paid for principal on borrowings and finance leases	(2,883)	(85)
Net cash used in financing activities	(11,638)	(13,579)
Net increase in cash, cash equivalents, and restricted cash	17,907	25,696
Cash, cash equivalents, and restricted cash at beginning of period	144,342	129,458
Cash, cash equivalents, and restricted cash at end of period	$162,249	$155,154

Supplemental disclosure of cash flow information
Interest paid	$8,183	$7,863
Income taxes paid	$6,023	$1,551

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements
Note 1. Nature of the Business

American Public Education, Inc., or APEI, which together with its subsidiaries is referred to as the “Company,” is a provider of online and campus-based postsecondary education and career learning to students through the following subsidiary institutions:

•American Public University System, Inc., or APUS, provides online postsecondary education directed primarily at the needs of the military, veterans, extended military families, and other public service and service-minded communities, through American Military University, or AMU, and American Public University, or APU. APUS is institutionally accredited by the Higher Learning Commission, or HLC.

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

Restricted Cash

Restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. Restricted cash also includes a $25.1 million restricted certificate of deposit to secure a letter of credit for the benefit of ED on behalf of RU in connection with RU’s 2020 composite score, which is used by ED for determining compliance with financial responsibility standards, being below the minimum required. Restricted cash on the Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023, excluding the restricted certificate of deposit, was $1.7 million and $2.7 million, respectively. Total restricted cash as of September 30, 2024, and December 31, 2023, was $26.8 million and $27.7 million, respectively.

Cash and cash equivalents and restricted cash as of September 30, 2024, and December 31, 2023, were as follows (in thousands):

	As of September 30, 2024	As of December 31, 2023
	(Unaudited)
Cash, cash equivalents, and restricted cash	$162,249	$144,342
Less: restricted cash	(26,827)	(27,682)
Total unrestricted cash	$135,422	$116,660

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

During the first quarter of 2024, the Company evaluated its equity investments for indicators of impairment and concluded the fair value of a cost method investment was less than its carrying amount. As a result, during the three months ended March 31, 2024, the Company recorded an investment loss of $3.3 million on a 2015 cost method investment, which is included in equity investment loss in the Consolidated Statements of Income and is due to the investee entering into a new convertible debt agreement that resulted in the conversion of the Company’s preferred stock holdings in the investee into common shares, and the dilution of the Company’s ownership percentage. The investment loss recorded reduced the book value of the cost method investment to zero.

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

During the third quarter of 2023, the Company evaluated its equity investments for indicators of impairment and concluded the fair value of a cost method investment was less than its carrying amount. As a result, during the three months ended September 30, 2023, the Company recorded an investment loss of $5.2 million, on a 2012 cost method investment, which is included in equity investment loss in the Consolidated Statements of Income and is due to the sale of the investee with no sales proceeds to the Company. The investment loss recorded reduced the book value of the cost method investment to zero.

The aggregate carrying amount of the Company’s equity investments was $4.4 million at December 31, 2023, and was included in Other assets, net on the accompanying Consolidated Balance Sheets. At September 30, 2024, the recorded value of equity investments was zero.

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

Stock-based compensation expense for the three and nine months ended September 30, 2024, and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Instructional costs and services	$189	$176	$609	$713
Selling and promotional	120	(25)	389	392
General and administrative	1,452	1,582	4,504	4,920
Total stock-based compensation expense	$1,761	$1,733	$5,502	$6,025

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2024, and 2023, the Management Development and Compensation Committee of the Board approved annual incentive arrangements for senior management employees. The aggregate amount of awards payable, if any, is dependent upon the achievement of certain Company financial and operational goals and the satisfaction of individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. During the three and nine months ended September 30, 2024, the Company recognized an aggregate incentive-based compensation expense of $1.7 million and $5.4 million, respectively, compared to an aggregate benefit of $0.7 million for the three months ended September 30, 2023, and an aggregate expense of $3.2 million for the nine months ended September 30, 2023.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes. The Company determines its interim tax provision by applying the estimated income tax rate expected for the full calendar year to income before income taxes for the period adjusted for discrete items.

For the three and nine months ended September 30, 2023, the Company elected to utilize the actual effective tax rate as allowed by FASB ASC 740, Accounting for Income Taxes. The Company calculated the interim tax provision for the three and nine months ended September 30, 2023, as if it was the annual period and determined the income tax expense or benefit on that basis. The Company believed that the actual effective tax rate for the three and nine months ended September 30, 2023, was a better estimate than the annual effective tax rate, as the annual effective tax rate method was highly sensitive to insignificant changes to estimated annual income tax expense or benefit.

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

Note 3. Revenue

Disaggregation of Revenue

    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue with the reportable segments (in thousands):

	Three Months Ended September 30, 2024
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$76,037	$44,263	$13,014	$8,044	$141,358
Graduation fees	794	—	—	—	794
Textbook and other course materials	—	7,814	2,120	—	9,934
Other fees	150	527	359	—	1,036
Total Revenue	$76,981	$52,604	$15,493	$8,044	$153,122

	Three Months Ended September 30, 2023
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$75,879	$43,743	$11,761	$8,618	$140,001
Graduation fees	381	—	—	—	381
Textbook and other course materials	—	7,707	1,796	—	9,503
Other fees	146	623	184	—	953
Total Revenue	$76,406	$52,073	$13,741	$8,618	$150,838

	Nine Months Ended September 30, 2024
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$232,261	$133,675	$40,303	$18,642	$424,881
Graduation fees	1,913	—	—	—	1,913
Textbook and other course materials	—	23,507	7,072	—	30,579
Other fees	511	1,591	974	—	3,076
Total Revenue	$234,685	$158,773	$48,349	$18,642	$460,449

	Nine Months Ended September 30, 2023
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$222,224	$135,452	$34,858	$21,142	$413,676
Graduation fees	1,138	—	—	—	1,138
Textbook and other course materials	—	24,304	5,794	—	30,098
Other fees	579	1,755	495	—	2,829
Total Revenue	$223,941	$161,511	$41,147	$21,142	$447,741

Corporate and Other includes tuition and contract training revenue earned by GSUSA and the elimination of intersegment revenue for courses taken by employees of one segment at other segments.

Contract Balances and Performance Obligations

The Company had no contract assets or deferred contract costs as of September 30, 2024, and December 31, 2023.
The Company recognizes a contract liability, or deferred revenue, when a student begins a course, in the case of APUS and GSUSA, or starts a term, in the case of RU and HCN. Deferred revenue at September 30, 2024, was $27.3 million and included $16.8 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $10.5 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue at December 31, 2023, was $23.8 million and included $13.8 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $10.0 million in student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. The Company’s remaining performance obligations represent the transaction price allocated to future reporting periods.
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

Operating Leases

The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company leases corporate office space in Florida, under an operating lease that expires in January 2026, and previously leased corporate office space in Maryland under an operating lease that expired in July 2024. The RU Segment leases administrative office space in Minneapolis, Minnesota, and leases 20 campuses located in six states under operating leases that expire through March 2034. The HCN Segment leases administrative office space in Columbus, Ohio, and leases eight campuses located in three states under operating leases that expire through December 2034. GSUSA leases classroom and administrative office space in Washington, D.C. and Honolulu, Hawaii, under operating leases that expire through September 2036.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and nine months ended September 30, 2024, was $4.7 million and $14.2 million, respectively, compared to $5.3 million and $15.7 million for the three and nine months ended September 30, 2023, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the three and nine months ended September 30, 2024, was $4.5 million and $12.8 million, respectively, compared to $5.0 million and $15.2 million for the three and nine months ended September 30, 2023, respectively, and is included in operating cash flows.

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

The total loss on leases during the nine months ended September 30, 2024, was $3.7 million and is included in Loss on leases in the Consolidated Statements of Income.

Finance Leases

The Company leases copiers and printers pursuant to leases that are classified as finance leases and that expire in 2027. The Company pledged the assets financed to secure the outstanding leases. As of September 30, 2024, the total finance lease liability was $0.5 million, with an average interest rate of 6.80%. The ROU assets are recorded within Property and equipment, net on the Consolidated Balance Sheets. Lease amortization expense associated with the Company’s finance leases was $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, compared to $0.1 million for both the three and nine months ended September 30, 2023, and is recorded in Depreciation and amortization expense in the Consolidated Statements of Income.

The following tables present information about the amount and timing of cash flows arising from the Company’s operating and finance leases as of September 30, 2024 (in thousands):

Maturity of Lease Liabilities (Unaudited)	Operating Leases	Finance Leases
2024 (remaining)	4,871	82
2025	18,875	213
2026	17,833	213
2027	16,942	36
2028	15,618	—
2029	13,520	—
2030 and beyond	52,897	—
Total future minimum lease payments	$140,556	$544
Less: imputed interest	(30,849)	(43)
Present value of operating lease liabilities	$109,707	$501
Less: lease liabilities, current	(13,324)	(214)
Lease liabilities, long-term	$96,383	$287

Balance Sheet Classification (Unaudited)
Current:
Operating lease liabilities, current	$13,324
Finance lease liabilities, current	214
Long-term:
Operating lease liabilities, long-term	96,383
Finance lease liabilities, long-term	287
Total lease liabilities	$110,208

Other Information (Unaudited)
Weighted average remaining lease term (in years):
Operating leases	8.26
Finance leases	2.29
Weighted average discount rate:
Operating leases	5.5%
Finance leases	6.8%

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

The Company recorded $35.5 million, $4.4 million, and $1.0 million of identified intangible assets with a definite useful life in connection with the acquisitions of RU, HCN and GSUSA, respectively. There are no definite-lived intangible assets in the APUS Segment. The Company recorded amortization expense related to definite-lived intangible assets of $0.8 million and $3.3 million for the three and nine months ended September 30, 2024, respectively, compared to $3.0 million and $10.9 million for the three and nine months ended September 30, 2023, respectively.

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

During the three months ended September 30, 2024, in connection with the preparation of this Quarterly Report, the Company performed a qualitative assessment for potential impairment of the RU and HCN Segment goodwill and indefinite-lived intangible assets. As part of the assessment, the Company considered the events and circumstances expressly required by ASC 350, in addition to other entity-specific factors. Factors considered included RU and HCN’s financial and enrollment performance against internal targets, economic factors, and the continued favorable growth outlook for nursing education. After completing the qualitative review of goodwill and indefinite-lived intangible assets for the RU and HCN Segments, the

Company concluded it was more likely than not that the fair value of each of the RU and HCN Segments was more than the respective carrying value, and therefore no quantitative impairment test and no impairment charge was necessary.

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

The following table summarizes the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2024 (in thousands):

	APUS Segment	RU Segment	HCN Segment	Total Goodwill
	(Unaudited)
Goodwill as of December 31, 2023	$—	$33,030	$26,563	$59,593
Goodwill acquired	—	—	—	—
Impairment	—	—	—	$—
Goodwill as of September 30, 2024	$—	$33,030	$26,563	$59,593

The following table represents the balance of the Company’s intangible assets as of September 30, 2024 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
	(Unaudited)
Finite-lived intangible assets
Student roster	$20,000	$20,000	$—	$—
Curricula	14,563	14,550	—	13
Student and customer contracts and relationships	4,614	4,614	—	—
Lead conversions	1,500	1,500	—	—
Non-compete agreements	86	86	—	—
Tradename	35	35	—	—
Accreditation and licenses	28	28	—	—
Total finite-lived intangible assets	$40,826	$40,813	$—	$13
Indefinite-lived intangible assets
Trade name	28,498	—	8,000	20,498
Accreditation, licensing, and Title IV	26,186	—	18,500	7,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	26,500	28,221
Total intangible assets	$95,547	$40,813	$26,500	$28,234

The following table represents the balance of the Company’s intangible assets as of December 31, 2023 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Finite-lived intangible assets
Student roster	$20,000	$20,000	$—	$—
Curricula	14,563	11,400	—	3,163
Student and customer contracts and relationships	4,614	4,465	—	149
Lead conversions	1,500	1,500	—	—
Non-compete agreements	86	86	—	—
Tradename	35	35	—	—
Accreditation and licenses	28	22	—	6
Total finite-lived intangible assets	$40,826	$37,508	$—	$3,318
Indefinite-lived intangible assets
Trade name	28,498	—	8,000	20,498
Accreditation, licensing, and Title IV	26,186	—	18,500	7,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	26,500	28,221
Total intangible assets	$95,547	$37,508	$26,500	$31,539

For additional information on goodwill and intangible assets, see the Consolidated Financial Statements and accompanying notes in the Annual Report.

Note 6. Income (Loss) Per Common Share

Income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income (loss) available to common stockholders is net income (loss) adjusted for preferred stock dividends declared. Diluted income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding, increased by the shares used in the per share calculation by the dilutive effects of restricted stock and option awards. The table below reflects the calculation of income (loss) per common share and the weighted average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted income (loss) per common share (in thousands, expect per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Income (loss) per common share
Net income (loss)	$2,262	(3,328)	$3,149	$(60,300)
Preferred Stock Dividend	1,531	1,525	4,597	4,469
Net income (loss) available to common shareholders	731	(4,853)	$(1,448)	$(64,769)
Basic weighted average shares outstanding	17,679	17,778	17,604	18,230
Income (loss) per common share	$0.04	$(0.27)	$(0.08)	$(3.55)

Diluted income (loss) per common share
Net income (loss) available to common shareholders	$731	$(4,853)	$(1,448)	$(64,769)
Basic weighted average shares outstanding	17,679	17,778	17,604	18,230
Effect of dilutive restricted stock and options	568	42	472	64
Diluted weighted average shares outstanding	18,247	17,820	18,076	18,294
Diluted income (loss) per common share	$0.04	$(0.27)	$(0.08)	$(3.54)

The table below reflects a summary of securities that could potentially dilute basic income (loss) per common share in future periods that were not included in the computation of diluted loss per share because the effect would have been antidilutive (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Antidilutive securities:
Stock options	104	163	110	163
Restricted shares	—	895	22	896
Total antidilutive securities	104	1,058	132	1,059

Note 7. Long-Term Debt

In connection with the acquisition of RU, APEI, as borrower, entered into a Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, as administrative agent and collateral agent, or the Agent, Macquarie Capital USA Inc. and Truist Securities, Inc., as lead arrangers and joint bookrunners, and certain lenders party thereto, or the Lenders. The Credit Agreement provides for (i) a senior secured term loan facility in an aggregate original principal amount of $175.0 million, or the Term Loan, with a scheduled maturity date of September 1, 2027 and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or the Revolving Credit Facility, and, together with the Term Loan, is referred to as the Facilities, with a scheduled maturity date of September 1, 2026, the full capacity of which may be utilized for the issuance of letters of credit. The Revolving Credit Facility also includes a $5.0 million sub-facility for swing line loans. The

Term Loan is presented net of deferred financing fees on the Consolidated Balance Sheets. Deferred financing fees are being amortized using the effective interest method over the term of the Term Loan. As of September 30, 2024, and December 31, 2023, the remaining unamortized deferred financing fees were $3.3 million and $4.4 million, respectively. Deferred financing fees of $0.5 million related to the Revolving Credit Facility were recorded as an asset and are being amortized to interest expense over the term of the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of September 30, 2024, and December 31, 2023.

In June 2023, in connection with the cessation of publication of the London Interbank Offered Rate, or LIBOR, the Credit Agreement was amended to change the applicable floating index rate at which interest on borrowings under the Facilities would accrue from LIBOR to Term Secured Overnight Financing Rate, or Term SOFR (as defined in the Credit Agreement, as amended), a forward-looking term rate. Outstanding borrowings under the Facilities bear interest at a per annum rate equal to Term SOFR (plus a credit spread adjustment ranging from 0.11448% to 0.42826% depending on the interest period selected by APEI and subject to a 0.75% floor after giving effect to such adjustment) plus 5.50%, which shall increase by an additional 2.00% on all past due obligations if APEI fails to pay any amount when due. As of September 30, 2024, the Facilities’ borrowing rate was 10.86%, excluding any offset from the interest rate cap agreement described below. An unused commitment fee in the amount of 0.50% is payable quarterly in arrears based on the average daily unused amount of the commitments under the Revolving Credit Facility.

Interest expense, including offsets from the interest rate cap agreement, was $1.9 million and $5.8 million for the three and nine months ended September 30, 2024, respectively, compared to $2.2 million and $5.8 million for the three and nine months ended September 30, 2023, respectively.

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

The Credit Agreement contains customary affirmative and negative covenants, including limitations on APEI’s and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Facilities. In addition, the Credit Agreement contains a financial covenant that requires APEI to maintain a Total Net Leverage Ratio of no greater than 2.00 to 1.00. As of September 30, 2024, APEI was in compliance with all debt covenants.

For additional information on certain restrictions placed on the Company’s indebtedness pursuant to the terms of the Company’s Series A Senior Preferred Stock, please refer to “Note 11. Preferred Stock” in these Consolidated Financial Statements.

Long-term debt consists of the following as of September 30, 2024, and December 31, 2023 (in thousands):

	As of September 30, 2024	As of December 31, 2023
	(Unaudited)
Credit agreement	$96,425	$99,063
Deferred financing fees	(3,333)	(4,381)
Total debt	93,092	94,682
Less: Current portion	—	—
Long-Term Debt	$93,092	$94,682

Scheduled maturities of long-term debt at September 30, 2024, are as follows (in thousands):

Maturities of Long-Term Debt (Unaudited)	Loan Payments
2027	$96,425
Total	$96,425

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

At September 30, 2024, and December 31, 2023, the fair value of the interest rate cap totaled $0.6 million and $2.6 million, respectively, and was recorded in Other assets, net on the Consolidated Balance Sheets. The unrealized gains of $0.4 million and $0.9 million are included in accumulated other comprehensive income as of September 30, 2024, and December 31, 2023, respectively.

During the three and nine months ended September 30, 2024, the Company reclassified $0.8 million and $2.4 million, respectively, from accumulated other comprehensive income to interest expense, compared to $0.8 million and $2.1 million for the three and nine months ended September 30, 2023, respectively. The Company estimates that approximately $0.6 million will be reclassified from accumulated other comprehensive income into interest expense during the next three months.

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

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenue:
APUS Segment	$76,981	$76,406	$234,685	$223,941
RU Segment	52,604	52,073	158,773	161,511
HCN Segment	15,493	13,741	48,349	41,147
Corporate and Other	8,044	8,618	18,642	21,142
Total Revenue	$153,122	$150,838	$460,449	$447,741
Depreciation and amortization:
APUS Segment	$1,216	$1,316	$3,671	$4,007
RU Segment	3,069	5,229	9,684	17,351
HCN Segment	512	314	1,199	927
Corporate and Other	283	167	886	450
Total Depreciation and amortization	$5,080	$7,026	$15,440	$22,735
Income (loss) from operations before interest and income taxes:
APUS Segment	$20,765	$21,948	$62,143	$57,963
RU Segment	(7,609)	(10,570)	(25,401)	(100,708)
HCN Segment	(771)	(641)	(1,819)	(2,179)
Corporate and Other	(8,256)	(4,337)	(23,392)	$(19,314)
Total income (loss) from operations before interest and income taxes	$4,129	$6,400	$11,531	$(64,238)
Interest income (expense):
APUS Segment	$394	$728	$1,274	$1,557
RU Segment	(9)	10	(19)	11
HCN Segment	71	26	123	68
Corporate and Other	(1,087)	(1,556)	(2,920)	(5,304)
Total Interest expense, net	$(631)	$(792)	$(1,542)	$(3,668)
Income tax expense (benefit):
APUS Segment	$8,580	$5,969	$23,425	$15,689
RU Segment	(3,051)	(635)	(9,148)	(22,813)
HCN Segment	(187)	(271)	(516)	(456)
Corporate and Other	(4,106)	(1,351)	(11,328)	(5,259)
Total Income tax expense (benefit)	$1,236	$3,712	$2,433	$(12,839)
Capital expenditures:
APUS Segment	$1,670	$1,243	$3,100	$2,892
RU Segment	1,011	214	4,763	3,499
HCN Segment	2,618	331	7,274	1,363
Corporate and Other	1,013	1,164	2,591	1,751
Total Capital Expenditures	$6,312	$2,952	$17,728	$9,505

A summary of the Company’s consolidated assets by reportable segment is as follows (in thousands):

	As of September 30, 2024	As of December 31, 2023
	(Unaudited)
Assets:
APUS Segment	$101,767	$108,749
RU Segment	214,749	220,901
HCN Segment	76,115	60,270
Corporate and Other	176,957	167,466
Total Assets	$569,588	$557,386

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

     A summary of APUS Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2024	2023	2024	2023
DoD tuition assistance programs	42%	46%	45%	47%
VA education benefits	25%	23%	24%	22%
Title IV programs	19%	18%	17%	17%
Cash and other sources	14%	13%	14%	14%
A summary of RU Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2024	2023	2024	2023
Title IV programs	78%	76%	76%	75%
Cash and other sources	20%	22%	22%	23%
VA education benefits	2%	2%	2%	2%

    A summary of HCN Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2024	2023	2024	2023
Title IV programs	85%	79%	84%	79%
Cash and other sources	14%	20%	15%	20%
VA education benefits	1%	1%	1%	1%

Note 11. Preferred Stock

On December 28, 2022, APEI issued $40 million of the Series A Senior Preferred Stock, $0.01 par value per share, to affiliates of existing common stockholders of the Company.

The Series A Senior Preferred Stock has cumulative dividends that accrue daily at an annual rate that is equal to SOFR (selected by the Company for each divided period), plus 10.00%. On the 30-month anniversary of issuance, the dividend rate spread shall increase by 2.00% per annum and shall increase by 0.50% per annum at the beginning of each full fiscal quarter thereafter. The dividend rate spread increases 6.00% in the event of default, a change of control, or other non-compliance as noted in the related Certificate of Designation and the purchase agreement for the shares of Series A Senior Preferred Stock, or the Purchase Agreement. Other than an increase in the dividend rate spread relating to default, in no event will the dividend rate spread exceed SOFR plus 25.00%. As of September 30, 2024, the dividend rate was 14.60% based on a three-month dividend period. Dividend periods are monthly, every three months or every six months, at the Company’s option, and the Company currently anticipates continuing to use a three-month period. Dividends will be paid, after declaration by the Board, for each dividend period. If the Company selects a six-month dividend period, an interim dividend payment will be required for each three-month period therein. During the three and nine months ended September 30, 2024, dividends declared and paid on the Series A Senior Preferred Stock were $1.5 million and $4.6 million, respectively, compared to $1.5 million and $4.5 million for the three and nine months ended September 30, 2023, respectively.

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

The Liquidation Preference of $49.0 million and $55.3 million as of September 30, 2024, and December 31, 2023, respectively, is based on the occurrence of a liquidation event, which is also considered an event of default as defined in the Certificate of Designation. The Liquidation Preference includes an early redemption premium amount and a make-whole payment for any redemption of the securities prior to June 30, 2025. As of September 30, 2024, and December 31, 2023, the make-whole payment included in the Liquidation Preference was $6.0 million and $12.3 million, respectively. The make-whole payment included in the Liquidation Preference will be reduced quarterly until June 30, 2025, at which time it will be eliminated. Events of default trigger an increase of the dividend rate spread of 6.00% and an early premium amount, as defined in the Certificate of Designation.

The following table lists the components of the liquidation preference for the periods presented below (in thousands):

	As of September 30, 2024	As of December 31, 2023
	(Unaudited)
Series A Senior Preferred Stock (plus accrued and unpaid dividends)	$40,069	$40,072
Make whole payment	6,038	12,266
Early redemption premium	2,915	2,915
Liquidation Preference	$49,022	$55,253

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

Note 12. Subsequent Event

On November 7, 2024, APUS entered into an agreement to sell excess real and personal property, currently in use and not held for sale, located in Charles Town, West Virginia, for $16.6 million. The transaction is expected to result in a pre-tax loss on sale of approximately $1.6 million to $1.8 million, and is expected to close in early 2025. APUS also expects to incur additional costs for professional fees and relocation costs associated with the sale.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements intended to be covered by the safe harbor provisions for forward-looking statements in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words or expressions that convey future events, conditions, circumstances, or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation, statements regarding:

•changes in and our efforts and ability to comply with the extensive regulatory framework applicable to our industry, including the 90/10 Rule and financial responsibility standards, as well as state law and regulations and accrediting agency requirements, and the expected impacts of our efforts to comply and any non-compliance;
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

Overview

Background

    We are a provider of online and campus-based postsecondary education to approximately 104,300 students and career learning to approximately 24,000 individuals through four subsidiary institutions, American Public University System, or APUS, Rasmussen University, or RU, Hondros College of Nursing, or HCN, and Graduate School USA, or GSUSA. Our subsidiary institutions offer purpose-built education programs and career learning designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities designed to advance students in their current professions or to help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and APUS, RU, and HCN are certified by ED to participate in Title IV programs.

Our Institutions

    Our wholly owned operating subsidiary institutions include the following:

•American Public University System, Inc., referred to herein as APUS, provides online postsecondary education to approximately 87,700 adult learners, directed primarily at the needs of the military, veterans, extended military families, and other public service and service-minded communities through two brands: American Military University, or AMU, and American Public University, or APU. As of September 30, 2024, approximately 66% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment.

•Rasmussen College, LLC, referred to herein as Rasmussen University, or RU, provides nursing- and health sciences-focused postsecondary education to approximately 13,500 students at 20 campuses in six states and online. As of September 30, 2024, on-ground enrollment was 6,000, of which approximately 5,300 students were pursuing nursing degrees at RU, approximately 90% of whom were enrolled in RU’s pre-licensure nursing degree programs. At September 30, 2024, online enrollment was approximately 7,500 students.

•National Education Seminars, Inc., referred to herein as Hondros College of Nursing, or HCN, provides nursing education to approximately 3,100 students at eight campuses in three states. All of HCN’s students are enrolled in its pre-licensure nursing degree programs.

•American Public Training LLC, referred to herein as Graduate School USA, or GSUSA, provides career learning and leadership training in-person and online to the federal workforce. GSUSA operational activities are presented within Corporate and Other.

In April 2024, APU announced its intention to expand its reach to become a global digital university that integrates emerging technologies and enhanced teaching and learning opportunities for faculty and students, and adopted a new visual identity, a new tagline: Digital Learning for Real LifeTM, an expanded global focus, and a suite of digital student services.

Tuition Increases

Providing affordable degree and certificate programs is an important element of our competitive strategy. APUS implemented modest tuition and fee increases for non-military and veteran students in the second and third quarters of 2023. In April 2024, APUS implemented an additional modest tuition increase to master’s level students across all categories, including military, non-military and veteran students, and in September 2024, APUS returned the military rate for master’s level students to the $250 per credit hour rate in effect prior to the April 2024 tuition increase. We believe that APUS’s tuition and fees remain lower than the average in-state cost at public universities. RU implemented modest tuition increases for all students for select programs in the first quarter of 2023 and 2024, for new students for select programs in August 2024, and for returning students for select programs in October 2024. HCN implemented a 5% increase in tuition and fees effective in the second quarter of 2023 across all programs. The tuition and fee increases at RU and HCN are intended to reflect adjustments to be consistent with the local campus markets. Even inclusive of these increases, RU and HCN’s tuition and fees are designed to be affordable and competitive when compared to the tuition and fees at similar institutions offering the same level of flexibility, accessibility, and student experience.

Cost and Expense Reductions

In the third quarter of 2023, we completed a reduction in force that resulted in the termination of 74 employees, primarily non-faculty, and the elimination of 57 open positions across a variety of roles and departments at APEI, RU, HCN and GSUSA. As a result, we incurred an aggregate of approximately $3.0 million of pre-tax cash expenses associated with employee severance costs, all of which were incurred in the third quarter of 2023.

Campus Closures

During the nine months ended September 30, 2024, our RU Segment consolidated two Minnesota campuses, and in May 2024, RU notified the Wisconsin Educational Approval Program, or EAP, that it intends to voluntarily close its two Wisconsin campuses, effective December 31, 2025, and 2026, respectively. All students enrolled at the two Wisconsin campuses have expected graduation dates on or before the applicable campus closing date. These actions impacted approximately 90 students, or less than 1% of RU’s current total enrollment.

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

In July 2024, ED notified APUS that it had approved APUS’s continued participation in the Title IV programs under a Provisional Program Participation Agreement, or PPPA, that is effective July 15, 2024, and expires June 30, 2026. ED granted approval on a provisional basis because APUS was subject to an open program review at the time of recertification. The PPPA imposes new reporting requirements on APUS related to accrediting agency actions, governmental actions, and class actions. Additionally, APEI co-signed the PPPA pursuant to new regulations effective July 1, 2024, which require an entity with a direct or indirect ownership interest and the power to exercise control over the institution to co-sign the PPPA and assume joint and several liability for the participating institution’s Title IV liabilities.

In September 2024, APUS received from ED 408 borrower defense to repayment, or BDTR, claims, all of which had submission dates between June 23, 2022, and November 15, 2022, for students first attending APUS between 2006 and 2021, seeking in the aggregate a discharge of approximately $6.6 million in loans. APUS disputes the validity of these claims and filed responses to them with ED. We are unable to predict whether ED will grant BDTR relief for the claims, or if so, whether it will seek recoupment from APUS. Refer to the Risk Factor captioned “ED rules related to BDTR claims may create significant liability that could have an adverse effect on our business” for additional information.

Rasmussen University

In March 2024, the Florida Board of Nursing, or FBN, placed RU’s Associate Degree in Nursing, or ADN, programs at its Tampa, and Ocala, Florida, campuses, along with the Ocala campus satellite program at North Orlando, Florida, on probationary status due to two consecutive years of NCLEX pass rates not meeting the state standard. If a program’s pass rate continues to not satisfy the required standard in any of the two years following the program’s placement on probationary status, but the program shows adequate progress toward the required pass rate, FBN may allow the program to continue on probation for one additional year. If the program fails to show adequate progress toward the required pass rate, FBN may choose to disapprove the program.

In February 2023, FBN placed RU’s ADN program at its Fort Myers, Florida, campus on probation due to two consecutive years of NCLEX pass rates not meeting the state standard. In February 2024, FBN notified RU that the program will be allowed to continue on probation for one additional year. If the program fails to achieve the required NCLEX pass rate at the end of this additional one-year period, but the program continues to show adequate progress toward the required pass rate, FBN may allow the program to continue on probation for one additional year. If the program fails to show adequate progress toward the required pass rate, FBN may choose to disapprove the program.

At its May 2024 meeting, the Florida Commission on Independent Education, or FCIE, reviewed RU for a substantive change due to financial stability concerns and the Fort Myers, Ocala, and Tampa, Florida ADN programs being placed on probation by FBN. FCIE subsequently placed RU on a provisional license, which will run through November 30, 2024. To fulfill a condition of licensure, RU submitted an interim report on its financial condition and NCLEX pass rates for the Fort Myers, Ocala, and Tampa, Florida ADN programs to FCIE in July 2024. RU’s annual renewal will be reviewed by FCIE in November 2024. Failure to improve financial stability and NCLEX pass rates by that time could lead to further adverse action by FCIE, which could have an adverse impact on RU’s ability to enroll students and to continue offering ADN programs in Florida.

In September 2022, ACEN granted RU’s ADN and PN programs in Moorhead, Minnesota and RU’s ADN program in Overland Park, Kansas continued accreditation with conditions, in each case because the program experienced first-time NCLEX pass rates below ACEN’s required threshold. For the two Moorhead, Minnesota programs, ACEN also identified evidence of noncompliance with respect to analysis and use of assessment data in program decision-making. In April 2024, after review of the follow-up report, ACEN removed the conditions for RU’s Moorhead, Minnesota PN program, granting continuing accreditation with the next evaluation in Spring 2030. In July 2024, RU’s Moorhead, Minnesota ADN program and the Overland Park, Kansas ADN program submitted to ACEN their follow-up reports and applications for continuing accreditation for good cause. In September 2024, after review of the follow-up reports, ACEN removed the conditions for RU’s Moorhead, Minnesota ADN program and Overland Park, Kansas ADN program, granting continuing accreditation with the next evaluation in Spring 2030.

RU’s Moorhead, Minnesota PN program is currently approved with the MBN, but first-time NCLEX pass rates have been below the standard for three consecutive years. On August 1, 2024, MBN placed RU’s Moorhead, Minnesota PN program on conditional approval status and issued a corrective action order. The program’s NCLEX pass rate must meet the state standard by the end of June 2025, measured using cumulative pass rates from the preceding four quarters (i.e., July 2024 to June 2025).

Effective as of July 2024, a new Minnesota statute prohibits private educational institutions from using agreements that restrict students from disclosing information in connection with many types of student complaints. In October 2024, the Minnesota Office of Higher Education, or MOHE, notified RU that it had determined that RU had used an impermissible nondisclosure agreement with one student. For more information on the risks related to this determination, see the risk factor in Part II, Item 1A of this Quarterly Report with the caption beginning “If we or our institutions fail to comply with the extensive regulatory requirements for the operation of postsecondary education institutions …”

Hondros College of Nursing

For the reporting year ended June 30, 2023, the Cleveland PN, Columbus PN, Dayton PN, Toledo PN, and Akron ADN programs were below the 70% benchmark for retention. As a result, the Accrediting Bureau for Health Education Schools, or ABHES, required HCN to submit reports for each of these programs demonstrating their retention rate through the first three quarters of the 2023-2024 reporting year by May 2024. In May 2024, HCN submitted the required mid-year retention reports for the programs that fell below the 70% benchmark in the 2022-2023 reporting year (Columbus PN, Dayton PN and ADN, Cleveland PN, Toledo PN, and Akron ADN). These reports demonstrated compliance with the 70% benchmark through the first three quarters of the 2023-2024 reporting year. As a result, the ABHES Commission voted to remove retention reporting requirements for all affected HCN programs at its July 2024 meeting.

For the reporting year ended June 30, 2024, the Cleveland and Dayton PN programs, and the Akron ADN program were below the 70% benchmark for retention. HCN expects these programs will be placed back on retention outcomes reporting following January 2025 ABHES Commission meeting. ABHES will likely require HCN to submit reports for each of these programs demonstrating their retention rate through the first three quarters of the 2024-2025 reporting year by May 2025.

At its July 2024 meeting, ABHES voted to affirm its July 2022 grant of accreditation of the Detroit, Michigan campus following a team visit to the campus from February 29, 2024, to March 1, 2024.

In January 2023, the Ohio Board of Nursing, or OBN, placed HCN’s PN program on provisional approval for a period of 18 months due to two self-reported instances of noncompliance with faculty credential and program records requirements. As a result, HCN was required to submit to OBN progress reports evidencing that it meets and maintains nursing program requirements. In July 2024, OBN restored the PN program to full approval status for a five-year period after HCN hosted a site visit from OBN.

Gainful Employment

Pursuant to new gainful employment, or GE, regulations that took effect July 1, 2024, ED will determine the Title IV eligibility of GE programs based in part on satisfaction of specified performance levels of two new measures, as discussed in more detail in our Annual Report. Institutions will generally be required to report certain information used to calculate these measures to ED by July 31 of each year, provided that for 2024, ED announced in March 2024 that the reporting deadline would be October 1, 2024, and in September 2024, announced that the deadline would be further extended to January 15, 2025.

Other Recent Legislative and Regulatory Activity

In July 2024, ED proposed regulations related to, among other matters, distance education and Return to Title IV, or R2T4, rules. Proposed changes related to distance education include additional reporting requirements for programs offered entirely through distance education and students’ distance education status, in part to allow students to obtain closed school loan discharges when an institution ends a program offered in-person or online. Proposed changes related to R2T4 rules, which govern an institution’s obligations to return Title IV funds to ED when a student withdraws, would require an institution to take attendance, for purposes of the R2T4 calculation, for each course offered entirely through distance education. Under the Higher Education Act of 1965, as amended, or the HEA, the earliest any final regulations would be effective is July 1, 2026.

Cohort Default Rate

To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain levels. Pursuant to HEA requirements, if the cohort default rate for any year exceeds 40% in any single year, or exceeds 30% for three consecutive years, an institution loses eligibility to participate in Title IV programs. If an institution’s cohort default rate is equal to or greater than 30% in any year, it must establish a default prevention task force.

In September 2024, ED released final official cohort default rates for institutions for federal fiscal year 2021, with ED reporting a zero percent cohort default rate for each of APUS, RU and HCN. These rates were favorably impacted by regulatory relief provided in connection with the COVID-19 pandemic pursuant to which borrowers with Title IV program student loans were not required to make payments, but interest accrual on forborne federal student loans resumed on September 1, 2023, and payments became due beginning October 1, 2023. In connection with these developments, ED implemented a 12-month “on-ramp” to repayment, running from October 1, 2023, to September 30, 2024, during which borrowers were not placed into default for missed payments. The end of COVID-19 pandemic-related student loan forbearance and the 12-month “on-ramp” period may lead to higher default rates in the future. Additional information regarding student loan default rates, prior year default rates, and potential risks associated with them is available in our Annual Report.

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

Summary of Results

Consolidated revenue for the three months ended September 30, 2024, increased to $153.1 million from $150.8 million, or by 1.5%, as compared to the prior year period. Our net income for the three months ended September 30, 2024, was $2.3 million, compared to a net loss of $3.3 million in the prior year period, an increase of $5.6 million. The results for the three months ended September 30, 2024, include $1.1 million of information technology transition services costs in all our segments as well as Corporate and Other. The results in the prior year period include a non-cash investment loss of $5.2 million on one of our cost method equity investments in Corporate and Other. Our operating margin declined to 2.7% for the three months ended September 30, 2024, compared to 4.2% in the prior year period. Excluding the information technology transition services costs in 2024, our operating margin was 3.4% for the three months ended September 30, 2024.

Consolidated revenue for the nine months ended September 30, 2024, increased to $460.4 million from $447.7 million, or by 2.8%, as compared to the prior year period. Our net income for the nine months ended September 30, 2024, was $3.1 million, compared to a net loss of $60.3 million in the prior year period, an increase of $63.4 million. The results for the nine months ended September 30, 2024, include non-cash losses on investments of $4.4 million in Corporate and Other, a $3.7 million pre-tax loss on leases in our RU Segment, $3.1 million of information technology transition services costs in all our segments as well as Corporate and Other, and $0.5 million in severance costs related to the former president of GSUSA in Corporate and Other, and the planned closure of the Wisconsin campuses in our RU Segment. The results in the prior year period include a non-cash impairment charge of $64.0 million in our RU Segment to reduce the carrying value of RU Segment goodwill and intangible assets and reflect the corresponding tax impact, a non-cash investment loss of $5.2 million on one of our cost method investments in Corporate and Other, and $2.4 million in transition services fees related to the termination of the Collegis LLC, or Collegis, marketing contract in our RU Segment. Our operating margin improved to 2.5% for the nine months ended September 30, 2024, compared to negative 14.3%, in the prior year period. Excluding the loss on leases, information technology transition services costs and severance costs in 2024, and the non-cash impairment charge on goodwill and intangible assets and marketing transition services fees in 2023, our operating margin was 4.1% for the nine months ended September 30, 2024, compared to 0.5% for the nine months ended September 30, 2023.

APUS net course registrations for the three months ended September 30, 2024, increased to approximately 92,500 from approximately 92,300, an increase of 200, or 0.2%, as compared to the prior year period. APUS Segment revenue for the three months ended September 30, 2024, increased to $77.0 million from $76.4 million, or by 0.8%, as compared to the prior year period. The revenue increase for the period was greater than the increase in net course registrations due to the tuition and fee increases in the second quarter of 2024. APUS net course registrations for the nine months ended September 30, 2024, increased to approximately 281,300 from approximately 276,900, an increase of 4,400, or 1.6%, as compared to the prior year period. APUS Segment revenue for the nine months ended September 30, 2024, increased to $234.7 million from $223.9 million, or by 4.8%, as compared to the prior year period. The revenue increase for the period was greater than the increase in net course registrations due to the tuition and fee increases in 2023 and 2024 and the timing of course starts within the respective periods. APUS Segment operating margin decreased to 27.0% for the three months ended September 30, 2024, from

28.7% in the prior year period and increased to 26.5% from 25.9% for the nine months ended September 30, 2024, as compared to the prior year period.

RU total enrollment was approximately 13,500 for both the three months ended September 30, 2024, and 2023. RU Segment revenue for the three months ended September 30, 2024, increased to $52.6 million from $52.1 million, or by 1.0%, as compared to the prior year period. The revenue increase, with flat enrollment for the comparable prior year period, was due to tuition increases effective in the first quarter of 2023 and 2024 and the third quarter of 2024 for select programs. RU total enrollment for the nine months ended September 30, 2024, decreased approximately 2.7%, as compared to the prior year period. RU Segment revenue for the nine months ended September 30, 2024, decreased to $158.8 million from $161.5 million, or by 1.7%, as compared to the prior year period. RU Segment operating margin improved to negative 14.5% from negative 20.3% for the three months ended September 30, 2024, as compared to the prior year period. Excluding the impact of the non-cash impairment charge in the prior year period, RU Segment operating margin improved to negative 16.0% from negative 22.7% for the nine months ended September 30, 2024, as compared to the prior year period.
HCN total enrollment for the three months ended September 30, 2024, increased to approximately 3,100 from approximately 2,800, an increase of 300, or 10.4%, as compared to the prior year period. HCN Segment revenue for the three months ended September 30, 2024, increased to $15.5 million from $13.7 million, or by 12.8%, as compared to the prior year period. HCN total enrollment for the nine months ended September 30, 2024, increased approximately 13.3%, as compared to the prior year period, primarily due to enrollment growth at the Detroit, Michigan campus. HCN Segment revenue for the nine months ended September 30, 2024, increased to $48.3 million from $41.1 million, or by 17.5%, as compared to the prior year period. The revenue increase was greater than the enrollment increase due to the tuition increase in the second quarter of 2023. HCN Segment operating margin decreased to negative 5.0% from negative 4.7% for the three months ended September 30, 2024, and improved to negative 3.8% from negative 5.3% for the nine months ended September 30, 2024, as compared to the prior year period.

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

During the three months ended September 30, 2024, we completed a qualitative assessment of RU and HCN Segment goodwill and indefinite-lived intangible assets. As part of the assessment, we considered the events and circumstances expressly required by ASC 350, in addition to other entity-specific factors. Factors considered included RU and HCN’s financial and enrollment performance against internal targets, economic factors, and the continued favorable growth outlook for nursing education. After completing this qualitative assessment, we concluded it was more likely than not that the fair value of each of the RU and HCN Segments was greater than the respective carrying value, and therefore no quantitative impairment test and no impairment charge was necessary.

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

Results of Operations

    Below we have included a discussion of our operating results and material changes in our operating results during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our reportable segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in revenue and expenses.

APUS net course registrations for the three months ended September 30, 2024, increased to approximately 92,500 from approximately 92,300, an increase of 200, or 0.2%, as compared to the prior year period. APUS net course registrations for the nine months ended September 30, 2024, increased to approximately 281,300 from approximately 276,900, an increase of 4,400, or 1.6%, as compared to the prior year period. The increase in net course registrations was primarily due to an increase in registrations by military-affiliated students utilizing education benefit programs administered by the U.S. Department of Veterans Affairs, or VA. APUS Segment operating margin decreased to 27.0% from 28.7% for the three months ended September 30, 2024, and increased to 26.5% from 25.9% for the nine months ended September 30, 2024, as compared to the prior year period. The decrease in operating margin for the three months ended September 30, 2024, was primarily due to increases in information technology costs, including transition services costs, professional fees, and employee compensation costs, partially offset by a decrease in advertising costs, as compared to the prior year period. The increase in operating margin for the nine months ended September 30, 2024, was primarily due to an increase in revenue and a decrease in advertising costs, partially offset by increases in employee compensation costs and information technology costs, including transition services costs, and professional fees, as compared to the prior year period.

RU total enrollment was approximately 13,500 for both the three months ended September 30, 2024, and 2023, driven by a 6.3% decrease in on-ground enrollment, offset by a 4.2% increase in online enrollment, which has a lower revenue per student. RU total enrollment for the nine months ended September 30, 2024, decreased approximately 2.7%, driven by a 9.1% decrease in on-ground enrollment, partially offset by a 3.3% increase in online enrollment, as compared to the prior year period. We believe the decline in on-ground enrollment can be attributed to several factors, including caps on nursing student enrollment and the overall environment in which RU operates, including as a result of the effects of regulatory matters and competition. RU Segment operating margin improved to negative 14.5% from negative 20.3% for the three months ended September 30, 2024. Excluding the loss on leases and severance costs in 2024 and the non-cash impairment charge on goodwill and intangible assets, and marketing transition services fees in 2023, operating margin improved to negative 13.6% from negative 21.2% for the nine months ended September 30, 2024, as compared to the prior year period. The improvement in the operating margin for the three and nine months ended September 30, 2024, was primarily due to decreases in depreciation and amortization expenses and decreases in employee compensation costs.

HCN total enrollment for the three months ended September 30, 2024, increased to approximately 3,100 from approximately 2,800, an increase of 300, or 10.4%, as compared to the prior year period. HCN total enrollment for the nine months ended September 30, 2024, increased approximately 13.3%, as compared to the prior year period. The increase in total student enrollment during the nine month period is primarily due to enrollment growth at the Detroit, Michigan campus. HCN Segment operating margin decreased to negative 5.0% from negative 4.7% for the three months ended September 30, 2024, and improved to negative 3.8% from negative 5.3% for the nine months ended September 30, 2024, as compared to the prior year period. The decrease in the operating margin for the three months ended September 30, 2024, was primarily due to increases in employee compensation costs, classroom and course materials costs, and bad debt expense, partially offset by an increase in revenue, as compared to the prior year period. The increase in the operating margin for the nine months ended September 30, 2024, was primarily due to an increase in revenue, partially offset by increases in employee compensation costs, classroom and course materials costs, bad debt expense, and information technology costs, as compared to the prior year period.

For a more detailed discussion of our results by reportable segment, refer to “Analysis of Operating Results by Reportable Segment” below.

Analysis of Consolidated Statements of Income

The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	49.2	48.5	48.7	49.6
Selling and promotional	21.9	22.1	21.7	23.7
General and administrative	22.9	20.5	23.0	21.6
Depreciation and amortization	3.3	4.7	3.4	5.1
Impairment of goodwill and intangible assets	—	—	—	14.3
Loss on leases	—	—	0.8	—
Loss on disposals of long-lived assets	—	—	0.1	—
Total costs and expenses	97.3	95.8	97.5	114.3

Income (loss) from operations before interest and income taxes	2.7	4.2	2.5	(14.3)
Interest expense, net	(0.4)	(0.5)	(0.3)	(0.8)
Income (loss) from operations before income taxes	2.3	3.7	2.2	(15.1)
Income tax (benefit) expense	0.8	2.5	0.5	(2.9)
Equity investment loss	—	(3.5)	(1.0)	(1.2)
Net income (loss)	1.5	(2.2)	0.7	(13.5)
Preferred Stock Dividend	1.0	1.0	1.0	1.0
Net loss available to common shareholders	0.5%	(3.2)%	(0.3)%	(14.5)%

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

Revenue. Our consolidated revenue for the three months ended September 30, 2024, was $153.1 million, an increase of $2.3 million, or 1.5%, compared to $150.8 million for the three months ended September 30, 2023. The increase in revenue was primarily due to a $1.8 million, or 12.8%, increase in revenue in our HCN Segment, a $0.6 million, or 0.8%, increase in revenue in our APUS Segment, and a $0.5 million, or 1.0%, increase in revenue in our RU Segment, partially offset by a $0.5 million, or 6.3%, decrease in GSUSA revenue included in Corporate and Other. The HCN Segment revenue increase was primarily due to a 10.4% increase in total student enrollment, as compared to the prior year period. The APUS Segment revenue increase was primarily due to a 0.2% increase in net course registrations and tuition and fee increases in the second quarter of 2024, as compared to the prior year period. The RU Segment revenue increase was primarily due to an increase in tuition rates effective in the first quarter of 2023 and 2024 for select programs, which was partially offset by a change in mix of the total student enrollment resulting in a 6.3% decrease in on-ground enrollment, partially offset by a 4.2% increase in online enrollment, which has a lower revenue per student, as compared to the prior year period.

Costs and expenses. Costs and expenses for the three months ended September 30, 2024, were $149.0 million, an increase of $4.6 million, or 3.2%, compared to $144.4 million for the three months ended September 30, 2023. Costs and expenses for the three months ended September 30, 2024, include $1.1 million of information technology transition services costs in all our segments as well as Corporate and Other. Costs and expenses for the three months ended September 30, 2024, as compared to the prior year period, excluding information technology transition services costs in 2024, increased $3.5 million, due primarily to increases in employee compensation costs, and professional fees, partially offset by decreases in depreciation and amortization expenses, rent costs, bad debt expense, and advertising costs. Costs and expenses as a percentage of revenue increased to 97.3% for the three months ended September 30, 2024, from 95.8% for the three months ended September 30, 2023.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2024, were $75.4 million, an increase of $2.2 million, or 3.0%, compared to $73.2 million for the three months ended September 30, 2023. The increase in instructional costs and services expenses was primarily due to increases in employee compensation costs in our APUS and HCN Segments due to an increase in registrations at APUS and enrollments at HCN, an increase in professional fees in our RU Segment, and an increase in classroom and course materials costs in our HCN Segment, partially offset by decreases in information technology costs and rent costs in our RU Segment, and employee compensation costs in our RU Segment and Corporate and Other. Instructional costs and services expenses as a percentage of revenue increased to 49.2% for the three months ended September 30, 2024, from 48.5% for the three months ended September 30, 2023.
Selling and promotional expenses. Our selling and promotional expenses for the three months ended September 30, 2024, were $33.5 million, an increase of $0.2 million, or 0.4%, compared to $33.3 million for the three months ended September 30, 2023. The increase in selling and promotional expenses was primarily due to increases in professional fees in our APUS Segment, marketing support costs in our RU Segment and Corporate and Other, and advertising costs and employee compensation costs in our HCN Segment and Corporate and Other, partially offset by decreases in employee compensation costs in our RU and APUS Segments, and advertising costs in our APUS Segment. Selling and promotional expenses as a percentage of revenue decreased to 21.9% for the three months ended September 30, 2024, from 22.1% for the three months ended September 30, 2023.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2024, were $35.0 million, an increase of $4.1 million, or 13.4%, compared to $30.9 million for the three months ended September 30, 2023. General and administrative expenses for the three months ended September 30, 2024, include $1.1 million in information technology transition services costs in all our segments as well as Corporate and Other. The increase in general and administrative expenses is primarily due to increases in other information technology costs in all our segments, employee compensation costs in Corporate and Other, professional fees in our APUS Segment and Corporate and Other, and bad debt expense in our HCN Segment, partially offset by decreases in employee compensation costs in all our segments, information technology costs in Corporate and Other, and bad debt expense in our APUS and RU Segments. Consolidated bad debt expense for the three months ended September 30, 2024, was $4.2 million, or 2.7% of revenue, compared to $4.5 million, or 3.0% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 22.9% for the three months ended September 30, 2024, from 20.5% for the three months ended September 30, 2023. As we continue to evaluate enhancements to our business capabilities, particularly in technology, we expect to incur additional costs and that our general and administrative expenses will vary from time to time, but we will also consider the capitalization of information technology development costs.

Depreciation and amortization expenses. Depreciation and amortization expenses were $5.1 million for three months ended September 30, 2024, compared to $7.0 million in the prior year period, a decrease of $1.9 million, primarily related to the full amortization of certain definite lived intangible assets in our RU Segment in the third quarter of 2023. Depreciation and amortization expenses as a percentage of revenue was 3.3% and 4.7% for the three months ended September 30, 2024, and 2023, respectively.

Loss (gain) on disposals of long-lived assets. The loss on disposal of long-lived assets was $23,000 for the three months ended September 30, 2024, compared to a gain of $16,000 for the three months ended September 30, 2023.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.8 million and $1.7 million for the three months ended September 30, 2024, and 2023, respectively. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest expense, net. Interest expense, net of interest and other income, was $0.6 million and $0.8 million for the three months ended September 30, 2024, and 2023, respectively. The decrease in net interest expense was primarily due to the increase in interest income earned in the three months ended September 30, 2024, as compared to the prior year period.

Income tax expense (benefit). We recognized income tax expense of $1.2 million and $3.7 million for the three months ended September 30, 2024, and 2023, respectively, or an effective tax rate of 35.3% and 66.2% in 2024 and 2023, respectively. The effective tax rate in 2024 was impacted by non-deductible compensation expenses.

Equity investment loss. There was no equity investment loss for the three months ended September 30, 2024, compared to a $5.2 million investment loss in the prior year period. The prior year equity investment loss is due to the sale of the investee with no sales proceeds to us.

Net income (loss). Our net income was $2.3 million, compared to a net loss of $3.3 million, for the three months ended September 30, 2024, and 2023, respectively, an increase of $5.6 million. This increase was related to the factors discussed above.

Preferred stock dividends. Preferred stock dividends were $1.5 million for both the three months ended September 30, 2024, and 2023.

Net income (loss) available to common stockholders. The net income available to common stockholders was $0.7 million for the three months ended September 30, 2024, compared to a net loss of $4.9 million for the three months ended September 30, 2023, an improvement of $5.6 million in net income available to common stockholders. This improvement was related to the factors discussed above.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

Revenue. Our consolidated revenue for the nine months ended September 30, 2024, was $460.4 million, an increase of $12.7 million, or 2.8%, compared to $447.7 million for the nine months ended September 30, 2023. The increase in revenue was primarily due to a $10.7 million, or 4.8% increase in revenue in our APUS Segment, and a $7.2 million, or 17.5%, increase in revenue in our HCN Segment, partially offset by $2.7 million, or 1.7%, decrease in revenue in our RU Segment and a $2.4 million, or 11.3%, decrease in GSUSA revenue included in Corporate and Other. The APUS Segment revenue increase was primarily due to a 1.6% increase in net course registrations, tuition and fee increases in 2023 and 2024 and the timing of course starts within the respective periods, as compared to the prior year period. The HCN Segment revenue increase was primarily due to a 13.3% increase in total student enrollment primarily due to enrollment growth at the Detroit, Michigan campus and a 5% tuition increase across all programs implemented in the second quarter of 2023, as compared to the prior year period. The RU Segment revenue decrease, as compared to the prior year period, was primarily due to a 2.7% decrease in total student enrollment driven by a 9.1% decrease in on-ground enrollment, partially offset by a 3.3% increase in online enrollment, which has a lower revenue per student.

Costs and expenses. Costs and expenses for the nine months ended September 30, 2024, were $448.9 million, a decrease of $63.1 million, or 12.3%, compared to $512.0 million for the nine months ended September 30, 2023. Costs and expenses for the nine months ended September 30, 2024, include $3.7 million pre-tax loss on leases in our RU Segment, $3.1 million in information technology transition services costs in all our segments as well as Corporate and Other, $0.5 million in severance costs related to the former president of GSUSA in Corporate and Other, and the planned campus closures of our campuses located in Wisconsin in our RU Segment. Costs and expenses for the nine months ended September 30, 2023, include a non-cash impairment charge of $64.0 million for our RU Segment and to reflect the corresponding tax impact, and a pre-tax charge of $2.4 million in transition services fees in our RU Segment selling and promotional expenses related to the termination of the marketing contract with Collegis effective January 31, 2023. Costs and expenses for the nine months ended September 30, 2024, as compared to the prior year period, excluding loss on leases, information technology transition services costs, and severance costs in 2024, and goodwill and intangible asset impairment charges and marketing transition services fees in 2023, decreased $4.0 million, due primarily to decreases in depreciation and amortization expenses and advertising, marketing support, and rent costs, partially offset by increases in other technology costs, professional fees and classroom and course materials costs. Costs and expenses as a percentage of revenue decreased to 97.5% for the nine months ended September 30, 2024, from 114.3% for the nine months ended September 30, 2023.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2024, were $224.0 million, an increase of $1.9 million, or 0.9%, compared to $222.1 million for the nine months ended September 30, 2023. The increase in instructional costs and services expenses was primarily due to increases in employee compensation costs in our APUS and HCN Segments due to an increase in registrations at APUS and enrollments at HCN, an increase in classroom and course materials costs in our HCN Segment, and an increase in professional fees in our RU Segment, partially offset by decreases in employee compensation costs in our RU Segment and Corporate and Other due to lower enrollments at RU and GSUSA and decreases in technology costs and rent costs in our RU Segment. Instructional costs and services expenses as a percentage of revenue decreased to 48.7% for the nine months ended September 30, 2024, from 49.6% for the three months ended September 30, 2023.
Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2024, were $99.8 million, a decrease of $6.5 million, or 6.1%, compared to $106.2 million for the nine months ended September 30, 2023. Selling and promotional expenses for the nine months ended September 30, 2023, include $2.4 million in transition services fees in our RU Segment related to the termination of the Collegis marketing contract, effective January 31, 2023. Other decreases in selling and promotional expenses were primarily due to decreases in advertising costs in our APUS and RU Segments and employee compensation costs and marketing support costs in our RU Segment, partially offset by increases professional fees in our APUS Segment and advertising costs in our HCN Segment. Selling and promotional expenses as a percentage of revenue decreased to 21.7% for the nine months ended September 30, 2024, from 23.7% for the nine months ended September 30, 2023.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2024, were $105.7 million, an increase of $8.8 million, or 9.1%, compared to $96.9 million for the nine months ended September 30, 2023. General and administrative expenses for the nine months ended September 30, 2024, include $3.1 million in information technology transition services costs in all our segments as well as Corporate and Other. The increase in general and administrative expenses was primarily due to increases in other information technology costs in all our segments, employee compensation costs in our RU and HCN Segments and Corporate and Other, as well as professional fees in our APUS and RU Segments and Corporate and Other, and bad debt expense, partially offset by decreases in employee compensation costs in our APUS Segment, and other information technology costs in Corporate and Other. Consolidated bad debt expense for the nine months ended September 30, 2024, was $12.7 million, or 2.8% of revenue, compared to $12.3 million, or 2.7% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 23.0% for the nine months ended September 30, 2024, from 21.6% for the nine months ended September 30, 2023. As we continue to evaluate enhancements to our business capabilities, particularly in technology, we expect to incur additional costs and that our general and administrative expenses will vary from time to time.

Depreciation and amortization expenses. Depreciation and amortization expenses were $15.4 million for nine months ended September 30, 2024, compared to $22.7 million in the prior year period, a decrease of $7.3 million primarily related to the full amortization of certain definite lived intangible assets in our RU Segment in 2023. Depreciation and amortization expenses as a percentage of revenue was 3.4% and 5.1% for the nine months ended September 30, 2024, and 2023, respectively.

Impairment of goodwill and intangible assets. For the nine months ended September 30, 2023, the non-cash impairment of goodwill and intangible assets of $64.0 million resulted from the reduction of the carrying value of goodwill and intangible assets in our RU Segment, and the corresponding tax impact. For additional information regarding the impairment of goodwill and intangible assets, and a discussion of the potential for future impairment charges for goodwill and intangible assets, please refer to the discussion in “Note 5. Goodwill and Intangible Assets” included in the Consolidated Financial Statements in this Quarterly Report. There were no impairment charges on goodwill and intangible assets for the nine months ended September 30, 2024.

Loss on leases. RU Segment loss on leases was $3.7 million for the nine months ended September 30, 2024. There was no losses on leases in the prior year period.

Loss on disposals of long-lived assets. The loss on disposal of long-lived assets was $0.2 million and $17,000 for the nine months ended September 30, 2024, and 2023, respectively.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $5.5 million and $6.0 million for the nine months ended September 30, 2024, and 2023, respectively. The decrease in stock compensation was due to fewer shares granted in 2024 compared to 2023. Stock-based compensation costs include accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest expense, net. Interest expense, net of interest and other income, was $1.5 million and $3.7 million for the nine months ended September 30, 2024, and 2023, respectively. The decrease in net interest expense was primarily due to the increase in interest income earned in the nine months ended September 30, 2024, as compared to the prior year period.

Income tax expense (benefit). We recognized income tax expense of $2.4 million for the nine months ended September 30, 2024, compared to an income tax benefit of $12.8 million in the prior year period, or an effective tax rate of 43.6% in 2024, compared to an effective tax rate benefit of 18.9% in 2023. The effective tax rate in 2024 was impacted by a $4.4 million equity investment loss not deductible for tax purposes, and an increase in non-deductible stock compensation expense in relation to taxable income in the nine months ended September 30, 2024, as compared to the prior year period. The nine months ended September 30, 2023 includes a $15.8 million income tax benefit related to the impairment of goodwill and intangible assets.

Equity investment loss. Equity investment loss was $4.4 million for the nine months ended September 30, 2024, compared to an equity investment loss of $5.2 million in the prior year period. Equity investment loss for the nine months ended September 30, 2024, included a $3.3 million non-cash investment loss on an equity investment due to the investee entering into a new convertible debt agreement, which resulted in the conversion of our preferred stock holdings in the investee into common shares, and the dilution of our ownership percentage, and a $1.1 million loss on the sale of the remaining equity method investment. Equity investment loss for the nine months ended September 30, 2023, included a $5.2 million non-cash investment loss related to the sale of the investee with no sales proceeds to us.

Net income (loss). Our net income was $3.1 million, compared to a net loss of $60.3 million, for the nine months ended September 30, 2024, and 2023, respectively, an improvement of $63.4 million. This increase was related to the factors discussed above.

Preferred stock dividends. Preferred stock dividends were $4.6 million, compared to $4.5 million, for the nine months ended September 30, 2024, and 2023, respectively.

Net loss available to common stockholders. The net loss available to common stockholders was $1.4 million and $64.8 million for the nine months ended September 30, 2024, and 2023, respectively, an improvement in net loss available to common stockholders of $63.3 million. This improvement was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

    The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)
Revenue:
APUS Segment	$76,981	$76,406	$234,685	$223,941
RU Segment	52,604	52,073	158,773	161,511
HCN Segment	15,493	13,741	48,349	41,147
Corporate and Other	8,044	8,618	18,642	21,142
Total revenue	$153,122	$150,838	$460,449	$447,741
Income (loss) from operations before interest and income taxes:
APUS Segment	$20,765	$21,948	$62,143	$57,963
RU Segment	(7,609)	(10,570)	(25,401)	(100,708)
HCN Segment	(771)	(641)	(1,819)	(2,179)
Corporate and Other	(8,256)	(4,337)	(23,392)	$(19,314)
Total income (loss) from operations before interest and income taxes	$4,129	$6,400	$11,531	$(64,238)

APUS Segment

For the three months ended September 30, 2024, the $0.6 million, or 0.8%, increase to approximately $77.0 million in revenue in our APUS Segment was primarily attributable to higher net course registrations, and tuition and fee increases in the second quarter of 2024, as compared to the prior year period. Net course registrations increased 0.2% to approximately 92,500 from approximately 92,300 in the prior year period. Income from operations before interest and income taxes decreased to $20.8 million, or by 5.4%, during the three months ended September 30, 2024, from $21.9 million in the prior year period, a decrease of $1.1 million, as a result of an increase in expenses as compared to the same period in 2023.

For the nine months ended September 30, 2024, the $10.7 million, or 4.8%, increase to approximately $234.7 million in revenue in our APUS Segment was primarily attributable to higher net course registrations, tuition and fee increases in 2023 and 2024, and the timing of course starts within the respective periods, as compared to the prior year period. Net course registrations increased 1.6% to approximately 281,300 from approximately 276,900 in the prior year period, primarily due to an increase in registrations by military-affiliated students utilizing VA. Income from operations before interest and income taxes increased to $62.1 million, or by 7.2%, during the nine months ended September 30, 2024, from $58.0 million in the prior year period, an increase of $4.1 million, as a result of the increase in revenue, partially offset by an increase in expenses as compared to the same period in 2023.

RU Segment

For the three months ended September 30, 2024, the $0.5 million, or 1.0%, increase to approximately $52.6 million in revenue in the RU Segment was due to tuition increases effective in the first quarter of 2023 and 2024 for select programs, partially offset by a change in mix of the total student enrollment, which included a 6.3% decrease in on-ground enrollment, offset by a 4.2% increase in online enrollment, which has a lower revenue per student, as compared to the prior year period. We believe the decline in on-ground enrollment can be attributed to several factors, including caps on nursing student enrollment and the overall environment in which RU operates, including as a result of the effects of regulatory matters and competition. The loss from operations before interest and income taxes was $7.6 million and $10.6 million for the three months ended September 30, 2024, and 2023, respectively, an improvement of $3.0 million in the current year period primarily related to the full amortization of certain definite lived intangible assets in 2023.

For the nine months ended September 30, 2024, the $2.7 million, or 1.7%, decrease to approximately $158.8 million in revenue in the RU Segment, as compared to the prior year period, was primarily due to a 2.7% decrease in total student enrollment which was driven by a 9.1% decrease in on-ground enrollment, partially offset by a 3.3% increase in online enrollment, which has a lower revenue per student, partially offset by tuition increases effective in the first quarter of 2023 and 2024, and the third quarter of 2024 for select programs, as compared to the prior year period. We believe the decline in on-ground enrollment can be attributed to several factors, including caps on nursing student enrollment and the overall environment in which RU operates, including as a result of the effects of regulatory matters and competition. The loss from operations before interest and income taxes was $25.4 million and $100.7 million for the nine months ended September 30, 2024, and 2023, respectively, an improvement of $75.3 million in the current year period primarily due to the $64.0 million goodwill and intangible asset impairment charges, and to reflect the corresponding tax impact recognized during the three months ended June 30, 2023.

HCN Segment

For the three months ended September 30, 2024, the $1.8 million, or 12.8%, increase to approximately $15.5 million in revenue in our HCN Segment was primarily due to a 10.4% increase in total student enrollment, as compared to the prior year period. The loss from operations before interest and income taxes was $0.8 million and $0.6 million during the three months ended September 30, 2024, and 2023, respectively, a decrease of $0.2 million, as compared to the prior year period.

For the nine months ended September 30, 2024, the $7.2 million, or 17.5% increase to approximately $48.3 million in revenue in our HCN Segment was primarily due the 13.3% year-over-year increase in total student enrollment, and the 5% increase in tuition and fees effective in the second quarter of 2023 across all programs, as compared to the prior year period. The increase in total student enrollment is primarily due to enrollment growth at the Detroit, Michigan campus. The loss from operations before interest and income taxes was $1.8 million and $2.2 million during the nine months ended September 30, 2024, and 2023, respectively, an improvement of $0.4 million, as compared to the prior year period.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were $162.2 million and $144.3 million at September 30, 2024, and December 31, 2023, respectively, representing an increase of $17.9 million, or 12.4%. The increase in cash was primarily due to higher revenue and operating income at APUS, the receipt of fourth quarter 2023 APUS TA billing in the first quarter of 2024, and a decrease in cash paid for repurchases of common stock, partially offset by the change in the APUS TA billing policy effective January 1, 2024, and higher capital expenditures. We have historically financed operating activities and capital expenditures with cash provided by operating activities. We expect to continue to fund our costs and expenses through cash generated from operations. For more on our material cash requirements from known contractual and other obligations, please refer to the section entitled “Contractual Obligations” in Item 7 of Part II of our Annual Report.

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

Our Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, and the purchase agreement for the shares of Series A Senior Preferred Stock, or the Purchase Agreement, contain financial covenants that require us to maintain a Total Net Leverage Ratio (as defined in each respective agreement) of no greater than 2.00 to 1.00 and 0.75 to 1.00, respectively, subject to certain exceptions. Changes in TA invoicing in the fourth quarter of 2023 added to our accounts receivable as of December 31, 2023, as compared to prior practice and policy, and resulted in an increase to our leverage ratio as of December 31, 2023, under our Credit Agreement and the Purchase Agreement. As of September 30, 2024, the ratio decreased due to our improved operating results, a reduction in accounts receivable and the corresponding increase in cash, and the $2.6 million debt principal payment in the second quarter. As a result, our Total Net Leverage Ratio, under the Credit Agreement, at September 30, 2024, and December 31, 2023, was 0.17 and 0.51, respectively.

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

On April 1, 2024, as part of our technology transformation program, we transitioned to a managed service provider for certain services including service desk, end user support, and network support and operations. The second phase of the project included the insourcing of technology from Collegis for our RU Segment and was substantially completed as of September 2024. For the nine months ended September 30, 2024, we incurred approximately $3.1 million in information technology transition services costs. We estimate we will incur an additional $0.7 million in information technology transition services costs for the remainder of 2024.

Share Repurchase Program

In January 2024, we repurchased 251,146 shares of common stock for an aggregate purchase price of $2.8 million. Effective February 1, 2024, we ceased purchases under this purchase authorization.

Operating Activities

Net cash provided by operating activities was $47.3 million and $48.7 million for the nine months ended September 30, 2024, and 2023, respectively. The decrease in cash from operating activities was primarily due to changes in working capital due to the timing of receipts and payments. Accounts receivable at September 30, 2024, decreased approximately $8.3 million compared to December 31, 2023, primarily related to our APUS Segment. Accounts payable, accrued liabilities, and accrued compensation and benefits at September 30, 2024, were approximately $11.7 million higher than December 31, 2023, primarily due to higher incentive-based compensation accruals and the timing of payment processing.

Investing Activities

Net cash used in investing activities was $17.7 million and $9.4 million for the nine months ended September 30, 2024, and 2023, respectively. For the nine months ended September 30, 2024, capital expenditures were $17.7 million compared to capital expenditures of $9.5 million for the nine months ended September 30, 2023. The increase in capital expenditures for the nine months ended September 30, 2024, was primarily due to campus relocations at our HCN and RU Segments and an increase in information technology capital expenditures.

Financing Activities

Net cash used in financing activities was $11.6 million and $13.6 million for the nine months ended September 30, 2024, and 2023, respectively. The decrease in cash used in financial activities is primarily due to a decrease in cash used to repurchase our common stock. For the nine months ended September 30, 2024, we repurchased 251,146 shares of common stock for an aggregate purchase price of $2.8 million, compared to 1,335,357 shares for an aggregate purchase price of $8.0 million during the nine months ended September 30, 2023.

Financing activities for the nine months ended September 30, 2024, include $4.6 million related to the payment of dividends on our preferred stock, $2.6 million in principal payments on our long term debt, and $1.5 million for the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of September 30, 2024. We maintain our cash and cash equivalents in bank deposit accounts, money market funds, and short-term U.S. Treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio, the low yield on the portfolio, and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. Treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates.

In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. For every 100 basis points increase in Term SOFR on our variable rate indebtedness, we would incur an incremental $1.0 million in interest expense per year, excluding any offset from the interest rate cap agreement. To reduce our exposure to market risks from increases in interest rates on our variable rate indebtedness we entered into a hedging arrangement in the form of an interest rate cap agreement. The new interest rate cap agreement, as further discussed in “Note 7. Long-Term Debt” included in the Notes to the Consolidated Financial Statements in this Quarterly Report, provides us with interest rate protection in the event the one-month Term SOFR rate increases above 1.78% and has a December 31, 2024, termination date. As of September 30, 2024, the interest rate cap agreement hedged $87.5 million of principal under our term loan.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2024. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Under the HEA, ED is authorized to specify in regulations which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a loan under the Direct Loan Program, or a Direct Loan. As more fully described in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Borrower Defenses”, ED may initiate a proceeding to collect from an institution the amount of relief resulting from a borrower defense brought by an individual borrower. If ED determines that borrowers of Direct Loans (or Direct Consolidation Loans made after July 1, 2023) who attended our institutions have a defense to repayment of their Direct Loans, we could be subject to repayment liability to ED that could have a material adverse effect on our financial condition, results of operations, and cash flows. However, the July 1, 2023, effective date of the 2022 Borrower Defense Regulations is currently enjoined nationwide by court order, so we cannot predict whether the final regulations will result in regulatory changes that would harm our business.

As a result of the 2022 Borrower Defense Regulations injunction, ED announced that while it will not adjudicate any borrower defense applications under the 2022 Borrower Defense Regulations unless and until the effective date is reinstated, it will continue to adjudicate borrower defense applications under the 2016 Borrower Regulations and 2019 Borrower Defense Regulations if required pursuant to a court ordered settlement. In 2022, ED joined a class settlement agreement that resulted in a blanket grant of automatic, presumptive relief for all BDTR applications filed by students at certain institutions through June 22, 2022, but our institutions were not included in the blanket grant of relief. The class settlement agreement also provided certain expedited review of borrower defense claims related to institutions excluded from the automatic relief list, as well as for borrowers who applied during the period after execution of the settlement and before final approval. Borrowers must have submitted an application by November 15, 2022, in order to receive expedited review.

In December 2023, RU received from ED 338 BDTR claims, all of which were dated between June 23, 2022, and November 15, 2022, for students attending RU between 2000 and 2022, seeking in the aggregate a discharge of approximately $6.1 million in loans. In December 2023, HCN received from ED 77 BDTR claims, all of which were dated between June 23, 2022, and November 15, 2022, for students attending HCN between 2007 and 2022, seeking in the aggregate a discharge of approximately $1.4 million in loans. In September 2024, APUS received from ED 408 BDTR claims, all of which had submission dates between June 23, 2022, and November 15, 2022, for students first attending APUS between 2006 and 2021, seeking in the aggregate a discharge of approximately $6.6 million in loans. Each of RU, HCN, and APUS disputes the validity of these claims and has filed responses to them with ED. We are unable to predict whether ED will grant BDTR relief for the claims, or if so, whether it will seek recoupment from RU, HCN, or APUS. However, if in the future our institutions are subject to ED recoupment actions, our business, reputation, enrollments, and financial condition may be adversely impacted.

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

In July 2024, RU closed its Lake Elmo, Minnesota campus and moved all enrolled students at the campus to RU’s Eagan, Minnesota campus, which is located less than 10 miles from the Lake Elmo campus. There can be no assurance that students will find the transfer suitable. In addition, in May 2024, RU notified the Wisconsin Educational Approval Program, or EAP, that it intends to voluntarily close its Green Bay, and Wausau, Wisconsin campuses, effective December 31, 2025, and 2026, respectively. Taken together, these actions are expected to directly impact approximately 90 students, or less than 1% of RU’s current total enrollment.

RU’s Bloomington, Minnesota ADN program had been subject to adverse action and heightened scrutiny from regulators as a result of a continued failure to meet applicable regulatory and accreditor requirements. In August 2023, RU decided to voluntarily pause new enrollments in the Bloomington, Minnesota ADN program beginning in November 2023, and in December 2023, RU informed the Minnesota Board of Nursing, or MBN, that it intended to voluntarily close the program, effective June 15, 2024. The MBN approved the voluntary closure of the Bloomington, Minnesota ADN program at its February 1, 2024, meeting. The enrollment record for all students enrolled in the Bloomington, Minnesota ADN program graduating after June 2024 was transferred to RU’s St. Cloud, Minnesota ADN program. As of June 30, 2024, there are no longer any enrollments in this program.

As RU evaluates its other campuses and programs, it could make similar consolidation and closure decisions about other campuses or programs. The closure of RU’s Green Bay, and Wausau, Wisconsin and Lake Elmo, Minnesota campuses, its Bloomington, Minnesota ADN program, or any consolidation and closure of other campuses or programs may have an adverse impact on RU’s enrollments and reputation, which could further impact RU’s enrollments, operations, cash flows, and financial condition. Consolidation and closure decisions could also adversely impact online enrollment in the areas surrounding the closed campuses. In addition, any future consolidation and closure could have a more significant impact on RU’s overall student body than these closures.

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

For example, effective as of July 2024, a new Minnesota statute prohibits private educational institutions from using agreements that restrict students from disclosing information in connection with many types of student complaints. In October 2024, the Minnesota Office of Higher Education, or MOHE, notified RU that it had determined that RU had used an impermissible nondisclosure agreement with one student. RU is currently in discussions with MOHE with respect to this matter. There can be no assurance that RU will be able to favorably resolve this matter with MOHE or that MOHE will not take adverse action against RU, which could reflect a range of actions, including, but not limited to, fines, penalties, operational limitations, administrative reporting, monitoring, and up to revocation of RU’s status as a registered institution in Minnesota, the state where RU’s main campus is located. See the Risk Factor in our Annual Report on Form 10-K for the year ended

December 31, 2024 with the caption beginning “If our institutions fail to maintain state authorization in the states where they are physically located …”

In addition, in some circumstances of noncompliance or alleged noncompliance, we may be subject to lawsuits under the federal False Claims Act, similar state false claim statutes, or various “whistleblower” statutes. These lawsuits in some cases can be prosecuted by a private plaintiff in respect of some action taken by us, even if ED or another regulatory body does not agree with the plaintiff’s theory of liability, or the government can intervene and become a party to the lawsuit. These lawsuits have the potential to generate significant financial liability linked to our receipt of government funds, including Title IV funds and TA funds. Noncompliance or alleged noncompliance may also result in derivative litigation or litigation involving other stakeholders. Any such litigation could result in substantial costs and a diversion of our management’s attention and resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2024	—	—	—	539,789	5,979,687
July 1, 2024 - July 31, 2024	—	—	—	539,789	5,979,687
August 1, 2024 - August 31, 2024	—	—	—	539,789	5,979,687
September 1, 2024 - September 30, 2024	—	—	—	539,789	5,979,687
Total	—	—	—	539,789	$5,979,687

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

(3)During the three months ended September 30, 2024, we were deemed to have repurchased 5,651 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board as described in footnotes 1 and 2 of this table.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below.

Name and Title	Date Adopted	Character of trading Agreement	Aggregate Number of Shares of Common Stock to be (Sold) Purchased Pursuant to Trading Agreement	Duration
James Kenigsberg Director	August 8, 2024	Rule 10b5-1 Trading Arrangement	Up to (6,969) (1)	8/29/2025 (2)
(1) The figure presented represents shares to be sold upon the vesting of equity awards.
(2) This trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales on the respective order entry date of (b) the date listed in the table.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	November 12, 2024
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	November 12, 2024
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)