Form 10-K
period 2024-12-31
AMERICAN PUBLIC EDUCATION INC
filed 2025-03-06
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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
Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the price at which the common stock was last sold on the Nasdaq Global Select Market on that date, was approximately $279 million.

The total number of shares of common stock outstanding as of March 5, 2025, was 17,995,753.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2024 fiscal year) are incorporated by reference into Part III of this Annual Report.

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
•the impact, timing, projected benefits, and terms of the planned combination of American Public University System, or APUS, Rasmussen University, or RU, and Hondros College of Nursing, or HCN, into one consolidated institution that will be a system encompassing all APUS, RU, and HCN programs, campuses, and operations, or the Combination;
•legislative and regulatory changes, shifts in regulatory priorities, restrictions on the function, operations, and budgets of federal agencies, including ED, as a result of U.S. presidential and administration transitions and presidential directives regarding governmental actions;
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
•our ability to maintain, develop, and grow our technology infrastructure, including with respect to any current or planned use of artificial intelligence, or AI, to support our student body and remain competitive;
•our conversion of prospective students to enrolled students and our retention of active students;
•our ability to update and expand the content of existing programs and develop new programs to meet emerging student needs and marketplace demands, and our ability to do so in a cost-effective manner or on a timely basis;
•the branding and, marketing of our institutions;
•our ability to leverage our investments in support of our initiatives, students, and institutions;
•our maintenance and expansion of our relationships and partnerships and the development of new relationships and partnerships;
•actions by the Department of Defense, or DoD, or branches of the U.S. Armed Forces, including actions related to participating in DoD tuition assistance, or TA programs, our responses to those actions, and expectations regarding the effects of those actions and responses;

•federal appropriations and other budgetary matters, including government shutdowns;
•changes in enrollment in postsecondary degree-granting institutions and workforce needs;
•the competitive environment in which we operate;
•our ability to achieve the intended benefits of our cost savings and revenue-generating efforts;

•the expected benefits of insourcing and outsourcing information technology services to our operations and third-party vendors, respectively;
•the expected impact on our students and our business from campus closures and consolidations;
•our ability to redeem our Series A Senior Preferred Stock at all or on terms favorable to the Company;
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

•Declines in enrollments at RU as a result of failure to meet applicable NCLEX benchmarks could materially adversely affect RU’s and our profitability, financial condition, results of operations, and cash flows.

•Changes our institutions may make to improve the student experience and enhance their ability to identify and to enroll students who are likely to succeed may adversely affect enrollment, profitability, financial conditions, and results of operations.

•Continued competition in the education market could decrease our market share and increase our cost of acquiring students, and if we are unable to successfully adjust to future market demands, our performance may be impaired.

•Consolidation and closure of campuses or termination of programs on certain campuses may adversely impact us.

Risks Related to the Regulation of Our Industry

•If we or our institutions fail to comply with regulatory requirements or to maintain institutional accreditation, we could face a decline in student enrollment, revenue, results of operations, or cash flows, sanctions or liability, and significant restrictions on operations, including loss of the ability to grant degrees or participate in ED Title IV programs, DoD TA programs, and Department of Veterans Affairs benefits.

•If one of our institutions does not comply with the “90/10 Rule” for two consecutive years, it or they will lose eligibility to participate in federal student financial aid programs.

•ED’s gainful employment requirements could materially and adversely affect our business.

•The failure to meet applicable National Council Licensure Examination standards could reduce our enrollments, revenue, and cash flow, lead to adverse actions by state boards of nursing, and limit our ability to offer or force us to close educational programs.

•Our Illinois ADN program was previously adversely impacted by regulatory action, and may be in the future.

•The inability of our graduates to obtain outcomes in their chosen fields of study could reduce our enrollments and revenue, limit our ability to offer educational programs, and potentially lead to litigation that could be costly to us.

•ED rules related to borrower defense to repayment claims may create significant liability.

•Government and regulatory agencies and third parties may conduct compliance reviews, bring claims, or initiate investigations, enforcement actions, or litigation against us.

Risks Related to Our Business

•Our student registrations, revenue, and cash flow have been adversely impacted, and we could experience additional adverse impacts as a result of the Armed Forces’ transition to new systems for soldiers to request TA.

•Economic and market conditions in the United States and abroad and changes in interest rates could affect our enrollments, success with placement and persistence, cohort default rates and ability to access additional capital.

•Our business could be harmed if we experience a disruption in the ability to process Title IV financial aid.

•The Combination may not be completed, or may not be completed on the terms currently contemplated, and if it is, the expected benefits may not be realized, any of which could have a material adverse impact on our reputation, business, financial condition, and results of operations.

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

•We have incurred substantial indebtedness, the cost of servicing that debt could adversely affect our business and financial results, and we may not be able in the future to service our debt.

•Our Series A Senior Preferred Stock provides rights, preferences, and privileges that are not held by our common stockholders and is senior to our common stock.

•If we are unable to attract, retain, and develop skilled personnel, our business and growth prospects could be severely harmed, and changes in management could cause disruption and uncertainty.

Risks Related to Our Technology Infrastructure

•Transitioning outsourced RU information technology functions to internal functions and a managed service provider may not be efficient or cost-effective or may pose other operational challenges.

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

•Increased use of AI may present operational, reputational, legal, regulatory, and competitive risks and could result in additional costs, each of which could materially and adversely affect our business, financial condition, and results of operations.

PART I
ITEM 1. BUSINESS
COMPANY OVERVIEW
American Public Education, or APEI, provides online and campus-based postsecondary education to approximately 106,700 students, and career learning to approximately 24,600 individuals, through our subsidiary institutions. Our institutions offer purpose-built education programs and career learning designed to prepare individuals for productive contributions to their professions and society and to offer opportunities to advance students in their current professions or to help them prepare for their next career.

Our Vision and Mission

Our vision is for education to transform lives, advance careers, and improve communities. Our mission is to Power Purpose, Potential and Prosperity for Those in Service to Others. Our institutions of advanced learning are purpose-built to prepare service-minded students for employment, careers, and leadership in a diverse and changing world. Many of our students are from underserved populations for whom our institutions can transform their and their families’ lives. We are the number one educator of active-duty military and of veterans through American Public University System. We are a national leader in pre-licensure nursing education, focused on a Diploma in Practical Nursing, or PN degree, and an Associate Degree in Nursing, or ADN degree, through Rasmussen University and Hondros College of Nursing. We operate one of the largest providers of training to the federal government and public workforce through Graduate School USA.

Our Institutions

We have four subsidiary institutions: American Public University System; Rasmussen University; Hondros College of Nursing; and Graduate School USA.

American Public University System

American Public University System, or APUS, provides online postsecondary education to approximately 88,400 adult learners. APUS traces its roots to American Military University, or AMU, which was founded in 1991, as a distance-learning, graduate-level institution for military officers seeking an advanced degree in military studies. Since then, APUS has broadened its focus to include veterans, extended military families, and other public service and service-minded communities, with a focus on educating those who serve, and has two brands: AMU, which is focused on educating students from the military, national security, military-affiliated and service communities, like police, firefighters, emergency personnel, and government employees, and American Public University, or APU, which is focused on educating career-focused working adults with an emphasis on educating professionals working in service-related communities, including nursing, public health, public administration, and business administration. Today, while the majority of APUS students are undergraduate-level, students are also enrolled in its certificate, graduate, and doctoral programs.

APUS is exclusively an online institution of higher learning, designed to meet the needs of the military, military-affiliated, public service, and working adult students. Many of its students serve in positions requiring extended and irregular work schedules, are on-call for rapid response missions, participate in extended deployments and exercises, travel or relocate frequently, and often must balance family and work demands. Although APUS’s focus has broadened since its founding, it continues to have an emphasis on its relationship with the military community. As of December 31, 2024, approximately 65% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and approximately 12% of APUS’s students self-reported that they are a military veteran. The remainder of APUS’s students are other military or military-affiliated professionals (such as reservists or National Guard members), public service professionals (such as law enforcement personnel or other first responders), and other non-military students (such as working adult students and military spouses).

APUS is institutionally accredited by The Higher Learning Commission, or HLC, a regional accrediting agency recognized by the U.S. Department of Education, or ED. Most other higher education institutions accept APUS’s courses for transfer credit as a result of this accreditation. For more details on APUS’s HLC accreditation, see “Our Institutions and Operations – Our Institutions – Accreditation” and “Regulatory Environment – Accreditation – Institutional Accreditation” below.

Rasmussen University

RU provides nursing- and health sciences-focused postsecondary education to approximately 14,600 students at its 20 campuses in six states and online. At the beginning of its 124-year history, RU focused on educating business students to prepare them for practical careers in bookkeeping, secretarial services, and accounting. RU’s foundation of education that transforms lives created an institution built to serve those not typically served by traditional higher education. While RU continues to offer programs across a broad range of study including business, technology, and education, it expanded its breadth and embarked on providing healthcare education in 2006. Today, RU offers a comprehensive “ladder” of nursing degrees, including pre-licensure PN and ADN degrees, post-licensure Bachelor of Science in Nursing, or BSN, and Registered Nurse, or RN, to BSN degrees, Master of Science degrees in Nursing, Specialties and Nurse Practitioner, and a Doctorate of Nurse Practice.

RU is committed to innovation in program delivery. For example, virtually every nursing program at RU incorporates online content alongside lab and clinical or classroom components. As of December 31, 2024, on-ground enrollment was approximately 6,300, of which approximately 5,500 students were pursuing nursing degrees at RU, approximately 90% of whom were enrolled in RU’s pre-licensure nursing degree programs. At December 31, 2024, online enrollment was approximately 8,300 students.

RU is institutionally accredited by HLC with an Open Pathway designation, and all of RU’s Nursing programs are programmatically accredited by specialty nursing accrediting bodies. As with APUS, most other higher education institutions accept RU’s courses for transfer credit as a result of RU’s HLC accreditation.

Hondros College of Nursing

HCN provides nursing education to approximately 3,700 students across eight campuses in three states. HCN offers pre-licensure nursing programs that are designed to prepare individuals for productive careers through both a PN degree and an ADN degree, and two Direct Entry ADN degree options that offer an accelerated graduation pathway for students who meet certain transfer credit, academic, and entrance exam requirements.

HCN’s students principally receive on-campus instruction at one of HCN’s campuses and online for certain courses for those that prefer remote course learning. As of December 31, 2024, approximately 65% of HCN students were enrolled in a PN program and 35% were enrolled in an ADN program.

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

GSUSA provides career learning online as well as in-person at its headquarters facility in Washington, D.C. and at government and customer sites. GSUSA offers a catalog of more than 300 courses specializing in foundational and continuing professional development, as well as leadership training and practice management through its Center for Leadership and Management and Government Audit Training Institute. GSUSA trained over 24,600 individuals in 2024.

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

The following information for our segments is as of and for the year ended December 31, 2024.

2024 Developments and Future Financial Objectives

The Planned Combination of APUS, RU, and HCN

On January 28, 2025, we announced our plan to combine APUS, RU, and HCN into one consolidated HLC-accredited institution that will be a university system encompassing all APUS, RU, and HCN programs, campuses, and operations, or the Combination. The combined institution will be named American Public University System, or the Combined Institution. As a result of the Combination, the Combined Institution will have two divisions, tentatively named (i) APUS Global, comprised of AMU and APU and (ii) Rasmussen, comprised of RU’s campus-based and online nursing programs, RU’s healthcare programs, HCN’s campus-based nursing and healthcare programs, and RU’s non-healthcare programs, with final division names to be determined closer to closing of the Combination. The structure will allow each institution to continue to serve its particular student populations while benefiting from being part of a single university system. The structure is designed to leverage each institution’s strengths to focus our efforts on supporting the military and veterans and expanding our nursing and healthcare platforms to better serve our students. We believe combining our subsidiary institutions into a single university system will strengthen the financial position of our Company as a whole, enable us to operate with greater efficiency, and facilitate innovation across the Company through more direct collaboration among the educational divisions. We anticipate completing the Combination in the third quarter of 2025, subject to obtaining required approvals and ED taking related actions. For additional details regarding regulatory treatment of the Combination, see “Regulatory Environment – Accreditation – Institutional Accreditation” and “Regulatory Environment – Accreditation – The Planned Combination of APUS, RU, and HCN”, and for additional information regarding risks related to the Combination, see the Risk Factor with the caption beginning “The planned combination of APUS, RU, and HCN ….”

Rasmussen University Regulatory Metrics

RU’s leadership team continued to focus throughout 2024 on improving various regulatory metrics at RU, particularly National Council Licensure Examination, or NCLEX, pass rates. We increased our focus on these metrics in 2024, partially because RU’s ADN program enrollment had been adversely impacted by both voluntary and imposed enrollment caps imposed in large part due to NCLEX pass rates below requisite state thresholds, as discussed further in the Risk Factor captioned

“Declines in enrollments at RU could materially adversely affect RU’s and our profitability, financial condition, results of operations, and cash flows”. In 2024, we saw improvements to RU NCLEX pass rates, including in the ADN program pass rates at nearly every campus, as compared to early 2023. We believe these improvements were driven by initiatives put in place by RU’s leadership during the last two years as well as by changes to the NCLEX that were implemented in April 2023. NCLEX pass rates and regulatory metrics more generally will continue to be an area of focus.

90/10 Compliance

We continued to have a sustained focus in 2024 on the “90/10 Rule”, which is described under “Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Financial Responsibility” below. While each of our institutions was in compliance with the 90/10 Rule for 2024, APUS’s relevant percentage for 2024 was 89%. Compliance with the 90/10 Rule will continue to be an area of focus, and despite our efforts, there can be no assurance that we will continue to be able to comply in future years, particularly at APUS. See the Risk Factors captioned “If one or more of our institutions does not comply with the 90/10 Rule, it or they will lose eligibility to participate in federal student financial aid programs” and “Our student registrations, revenue, and cash flow have been adversely impacted and we could experience additional adverse impacts as a result of the Armed Forces’ transition to new systems for soldiers to request TA” for more information.

Campus Consolidations and Closures

In 2024, RU combined two Florida campuses and two Minnesota campuses, each consolidation resulting in a single expanded campus in the respective state, with the intention to improve the student experience. In May 2024, RU notified the Wisconsin Educational Approval Program, or EAP, that it intends to voluntarily close its two Wisconsin campuses, effective December 31, 2025, and 2026, respectively. All students enrolled at the two Wisconsin campuses have expected graduation dates on or before the applicable campus closing date. For additional information, see the Risk Factor captioned “RU’s actual and planned closure of campuses or termination of programs on certain campuses may adversely impact RU and us”.

Executive Leadership Changes

During 2024, we entered into a Transition and Release Agreement with our Chief Financial Officer and began an orderly search to fill this position. In addition, we recently announced a new president for RU and the transition of the current RU president to service on the RU Board of Directors.

Please refer to “Our Institutions and Our Operations – Information About our Executive Officers” below for additional information about our executive officers serving as of the date of this Annual Report.

Information Technology

In April 2024, as part of our technology transformation program, we transitioned to a managed service provider for certain information technology services, including service desk, student support, end user support, and network management and operations. In the third quarter of 2024, the information technology services previously outsourced under the Collegis LLC, or Collegis, information technology contract were transitioned in-house and to third-party vendors.

Tuition Increases

Providing affordable degree and certificate programs is an important element of our competitive strategy. In April 2024, APUS implemented a modest tuition increase for master’s level students across all categories, including military, non-military, and veteran students, and in September 2024, APUS returned the military rate for master’s level students to the $250 per credit hour rate in effect prior to the April 2024 tuition increase. We believe that APUS’s tuition and fees remain lower than the average in-state cost at public universities.

RU implemented modest tuition increases for all students for select programs in the first quarter of 2024, for new students for select programs in August 2024, and for returning students for select programs in October 2024. The tuition and fee increases at RU are intended to reflect adjustments to be consistent with the local campus markets and competitive environment. Even with these increases, we believe RU’s tuition and fees are designed to be affordable and competitive when compared to the tuition and fees at similar institutions offering the same level of flexibility, accessibility, and student experience.

Share Repurchase Program

In January 2024, we repurchased 251,146 shares of our common stock under our November 2023 repurchase authorization for an aggregate purchase amount of $2.8 million. Effective February 1, 2024, we ceased purchases under this purchase authorization.

Financial Objectives

In 2025, we strive to build on the momentum created by our actions and achievements in 2024 and continue to execute on our strategic plan. Specifically, we are focused broadly on (i) achieving public market scale by growing the revenue of our enterprise organically and inorganically and (ii) delivering improved enterprise-wide operating margins.
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
•fluctuations in enrollment, as evidenced by industry-wide undergraduate enrollment growth of 2.0% between the fall of 2012 and the fall of 2022 at four-year institutions; and
•rapid technological transformation, including through increasing demand for online offerings and the utilization of technology to enhance student learning, and increasing use of artificial intelligence, or AI, technologies.

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

We believe that APUS will continue to see competition in the military community from both not-for-profit and for-profit schools, as well as from the Armed Forces themselves, including through distance learning programs. For example, the U.S. Naval Community College, or the USNCC, a community college supporting naval education for enlisted service members, reached initial operating capability in the fall of 2023 and now provides education to approximately 5,000 service members. By fiscal year 2026, it plans to achieve the capability to accommodate more than 10,000 students. While a number of schools with which APUS competes are participating partners with the USNCC, APUS is not an eligible partner because of its status as a for-profit institution. As traditional not-for-profit public and private schools continue to advance online capabilities, we believe that they will continue to present increasing competition for APUS.

Nursing Programs

RU and HCN’s nursing programs are offered as campus-based programs in the geographic areas surrounding their campuses. In the approximately 20 market areas where RU and HCN’s combined 28 on-ground nursing campuses are located, we compete with a mix of community colleges, public and private postsecondary institutions, and other career-focused nursing colleges offering similar pre-licensure nursing programs. Because of the relatively local focus of these pre-licensure programs, our competitive environment is moderately fragmented and affected by various factors specific to the states and particular areas where campuses are located, including local supply and demand for nurses and nursing schools. We are also continuing to focus on growing our post-licensure nursing programs, for which the competitive environment is less fragmented and has larger competitors, including because RN to BSN and other post-licensure degrees are available online as well as in traditional campus-based environments.

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

Non-Traditional Competition

We also face competition, particularly at APUS and for RU’s online programs, from competing schools and others providing non-traditional education programs, often without charge or at low costs, including:

•institutions offering CBE programs and single course or course packages aimed at credentialing outcomes rather than degree outcomes;
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

Our Opportunities and Strengths

Our Opportunities

Active-Duty Military, Veterans, and their Families

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

We believe that military veterans represent another important addressable market for online education. The U.S. Census Bureau estimates that in 2024 there were approximately 1.7 million veterans aged 18 to 34 and 4.7 million veterans aged 35 to 54. We believe that our military heritage, affordability, and online offerings are attractive to veterans. In addition, policies and campaigns to facilitate the hiring of veterans may reduce barriers to non-military jobs and facilitate veteran-owned businesses. As these policies and campaigns reduce barriers to non-military jobs and facilitate veteran-owned businesses, we believe online universities offer valuable educational opportunities for veterans regardless of where they live, work, or learn.

We also believe that family members of both active-duty military and veterans represent an opportunity given our prominence and reputation in the military and veterans communities.

Nursing

The expanding need for healthcare coupled with a nursing shortage continues to drive significant demand for nursing education. Projected employment for licensed practical nurses and registered nurses is expected to grow by approximately 3% and 6% annually, respectively, from 2023 to 2033, according to the U.S. Bureau of Labor Statistics’ Occupational Outlook Handbook. When factoring in the need to replace workers who transfer to different occupations or exit the labor force, such as to retire, the U.S. Bureau of Labor Statistics projects openings each year for registered nurses of approximately 194,500, and approximately 54,000 for practical nurses, through 2033, though the amount of demand varies by geography.

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

Tuition and fees at RU and HCN are also designed to be affordable and competitive when compared with those of similar institutions offering the same level of flexibility, accessibility, and student experience. RU students may also lower their total cost of attendance through self-directed assessments, which provide savings by permitting students who demonstrate proficiency in a subject to test out of courses. Similarly, HCN students may apply performance-based grants toward the balance of their tuition. Please refer to “Our Institutions and Operations – Our Institutions – Affordability and Cost of Attendance” below.

We believe that, given broad concerns about rising tuition and student loan debt in higher education, there are opportunities to create awareness and attract college-ready students with the primary message of affordability and value, in order to help achieve a Higher Education Return on Investment for our Customers, or HEROICTM.

Relevant Offerings Aligned with Demand

Our institutions offer programs aligned to jobs that U.S. Bureau of Labor Statistics data and non-governmental organizations have indicated as high growth areas. Our institutions are also committed to continually assessing and enhancing our academic programs and student services to offer a high-quality education and facilitate successful outcomes for our students and graduates that align with employer needs. The depth and breadth of APUS’s and RU’s non-nursing program offerings are designed to effectively address the needs of students who enter into education programs with vastly different educational and career backgrounds and goals. For example, APUS utilizes Industry Advisory Councils to evaluate its current curriculum and determine the career relevance of programs and degrees, which facilitate efforts to connect APUS’s curriculum to the industries and the students it serves and to deliver a high-quality academic product. RU and HCN, meanwhile, create new nurses to meet the significant imbalance of supply and demand that exists for nurses by preparing and training nursing students to enter the nursing profession as licensed nurses.

Flexible Program Offerings

Our institutions offer flexible learning modalities to meet the needs of busy working adults. APUS offers online delivery with monthly starts and academic support offerings that are individualized to students’ needs, while RU offers a blend of online and in person courses for their nursing and other healthcare-related programs, and flexible start dates and online courses for other programs. HCN offers PN and ADN programs that accommodate working adults by offering on-campus instruction, online instruction for certain courses, as well as daytime and evening/weekend options. GSUSA offers virtual and in-person instructor-led, blended, and on demand online courses to accommodate the need for immediate application-specific training.

Market Leadership

Our status as a market leader in key areas we serve means that we operate from a position of strength in those areas. APUS is the number one educator of active-duty military and of veterans. Since its founding, APUS has broadened its focus to include veterans, extended military families, and other public service and service-minded communities, with a focus on a broad purpose of “educating those who serve.” As of December 31, 2024, approximately 65% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and approximately 12% of APUS’s students self-reported that they are a military veteran. We are also a national leader in pre-licensure nursing education. RU and HCN have more than 9,200 nursing students at their 28 campuses across nine states and online with over 90% of those students pursuing a pre-licensure PN degree, ADN degree, or post-licensure BSN degree. Finally, we are one of the largest providers of training to the federal and public employee workforces through GSUSA with its extensive portfolio of government agency customers and directly enrolled federal government employees.

Expansive Nursing Footprint

Our institutions train nurses at 28 campuses across nine states and online. Given the state and regulatory approvals necessary, the investment in physical campus facilities, the specialized programmatic knowledge and related accreditations, clinical placement requirements, the time to receive approval to grow nursing enrollments and various standards that nursing schools must meet, we believe nursing education – and in particular first or pre-licensure nursing education – provides us with opportunities to distinguish ourselves from our competitors. In addition, we believe we are one of the only educators with a full “ladder” of nursing curriculum from PN to Doctoral degrees.

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

Build a Career Learning Platform

We believe that our institutions provide us with a foundation from which we can build a career learning platform. We seek to enter into new nursing provider partnerships and expand existing nursing provider partnerships, such as those at HCN. For example, in the fall of 2022, HCN entered into a tuition scholarship program with a national healthcare provider to provide scholarships to ADN students at its Toledo, Ohio, campus in exchange for a work commitment following graduation, and, in 2023, partnered with another national healthcare organization to provide similar scholarships to ADN students at its Columbus, Ohio, campus. We continue to add new partnerships with healthcare partners at HCN to provide scholarships to ADN and LPN students at our Ohio campuses. During the fourth quarter of 2024, we began exploring similar opportunities for RU. Additionally, among our institutions’ offerings are certificate and credentialing programs.

Transform the Company to Achieve Sustainable Growth

We aim to increase our public market scale by growing the revenue of our enterprise organically and inorganically and delivering improved enterprise-wide operating margins. We intend to develop capabilities to drive organic growth and plan to continue to assess and pursue strategic acquisitions and integrate and grow them for inorganic growth. Our strategy is organized around areas where we believe we have “the right to win.” For example, we will continue to focus on being the top educator for active-duty military and veterans and pre-licensure nurses. We also aim to deliver improved enterprise-wide operating margins by continuing to exercise financial discipline and taking steps such as our efforts focused on realigning our operating model, including the Combination, eliminating redundancies, and optimizing certain functions.

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

Our Institutions

Programs and Areas of Study

We offer a total of 182 degree programs, 136 certificate programs, and five diploma programs, through our institutions. We offer programs across a broad range of fields of study, including public service-focused fields such as nursing, national security, military studies, intelligence, and homeland security, as well as traditional academic fields such as business, health science, information technology, justice studies, education, and liberal arts. In addition, through GSUSA, our offerings also include career learning opportunities in leadership, finance, human resources, and other fields of study critical to the federal government workforce.

Programs	Number
APUS
Doctoral Degrees	2
Master’s Degrees	44
Bachelor’s Degrees	57
Associate Degrees	31
RU
Doctoral Degrees	1
Master’s Degrees	6
Bachelor’s Degrees	19
Associate Degrees	21
HCN
Associate Degrees	1
Total Degree Programs:	182

Certificates
APUS	108
RU	13
GSUSA	15
Total Certificates:	136
Diplomas
RU	3
HCN	2
Total Diplomas:	5

Total Programs, Certificates, and Diplomas	323

General Academics

APUS offers 134 degree programs and 108 certificate programs across five schools of study. More than 1,700 distinct courses are available in either eight- or sixteen-week formats. Most APUS academic terms begin on the first Monday of each month. APUS’ certificate programs generally require a minimum of 18 credit hours and focus on a particular component of a broader degree program. Among those programs are 13 undergraduate and 13 graduate NanoCertsTM programs, which are focused programs comprised of three academic courses in a related area of interest that provide skills necessary for career or professional development and result in a micro credential. RU offers over 60 programs across seven schools of study in addition to nursing. RU offers more than 745 distinct courses in 5.5 or 11-week formats with terms beginning in January, April, July, and October of each year.

Nursing

RU offers a comprehensive “ladder” of nursing degrees, including a pre-licensure Diploma in PN, ADN degree, and a BSN degree, as well as the post-licensure RN to BSN degree, Master of Science in Nursing degree and Doctorate of Nurse Practice. In addition, RU also offers a post-graduate nursing certificate. HCN offers on-campus instruction leading to a PN or ADN degree and, beginning in the fourth quarter of 2024, a Medical Assisting Diploma, as well as a Direct Entry ADN degree option that offers an accelerated graduation pathway for students who meet certain transfer credit, academic, and entrance exam requirements. Portions of these programs are taught online. Academic terms for HCN’s PN and ADN programs begin four times each year, with courses starting in January, April, July, and October. Graduates of RU and HCN’s PN and ADN programs are eligible to seek licensure after passing the applicable NCLEX exams.

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

Student Body

Overall, our institutions have approximately 106,700 students enrolled online and at 28 campuses across nine states, with enrollment calculated differently depending on the institution. In addition, GSUSA trained over 24,600 individuals in 2024.

The student body of APUS consists of approximately 88,400 enrolled students, most of whom are employed full-time. Student enrollment is defined as the number of unique active students, including those who take an approved leave of absence, who are currently attending a course or have completed at least one course within the last 12 months. As of December 31, 2024, approximately 65% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and approximately 12% of APUS’s students self-reported that they are a military veteran. The remainder of APUS’s students are other military or military-affiliated professionals (such as reservists or National Guard members), public service professionals (such as law enforcement personnel or other first responders), and other non-military students (such as working adult students and military spouses). Many APUS students have significant prior education and career experiences; 92% are working adults and the average age of APUS students is 34. APUS is designed to serve those adult learners with tailored offerings to support them in successfully reaching their individual goals.

RU provides education to approximately 14,600 enrolled students at 20 campuses in six states. Student enrollment is defined as the number of unique active students, including those who take an approved leave of absence. RU offers programs across a broad range of fields of study, with a focus on healthcare, specifically nursing education. At RU, 81% of students are over the age of 25 and 73% are female. As of December 31, 2024, approximately 5,500 students are pursuing nursing degrees at RU, over 90% of whom are enrolled in RU’s pre-licensure degree programs.

HCN provides nursing education to approximately 3,700 students at eight campuses in three states. The average HCN student is approximately 33 years old and 93% of HCN students are female. As of December 31, 2024, approximately 65% of HCN students were enrolled in a PN program and 35% were enrolled in an ADN program.

Accreditation

Our institutions have institutional accreditation, and their programs often have programmatic or specialized accreditation. Institutional accreditation is an important attribute of our institutions. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Students and sponsors of tuition reimbursement programs look to accreditation for quality assurance, and employers rely on institutions’ accredited status when evaluating a candidate’s credentials. APUS is institutionally accredited by HLC with a Standard Pathway designation, with the next reaffirmation of accreditation site visit date to take place in 2030-2031. RU has institutional accreditation from HLC with an Open Pathway designation, with the next comprehensive evaluation for reaffirmation of accreditation scheduled for May 2026. HCN is institutionally accredited by ABHES and has been granted continued accreditation through February 2027 for all programs at all campuses. GSUSA is accredited by ACCET.

In addition to institutional accreditation, certain of our programs offered have received specialized accreditation. For example, the Accreditation Council for Business Schools and Programs accredits approximately 15 different business-focused academic programs offered by APUS and accredits APUS’s accounting program under a specialized accounting accreditation. The Commission on Collegiate Nursing Education accredits the Bachelor and Master of Science in Nursing programs at APUS and RU. Certain programs offered by RU have received specialized accreditation as well. For example, RU’s PN and ADN programs are accredited by the Accrediting Commission for Education in Nursing. HCN’s PN program is accredited by NLN CNEA.

RU and HCN’s locations and programs are approved by state agencies as well. For example, the nursing education programs offered by RU and HCN are approved by the relevant state boards of nursing.

For more information on accreditation and licensure, please refer to “Regulatory Environment – Accreditation” and “Regulatory Environment – State Authorization/Licensure” in this Annual Report.

Admissions and Admissions Standards

We work to attract students who are more likely to persist and succeed in our programs and continue to work to identify and implement changes and initiatives in an effort to attract and enroll more college-ready students more effectively. We welcome students to apply for admission at any time through online application processes at APUS, RU, and HCN. The current qualification for most undergraduate programs is a high school diploma or General Education Development certificate. Applicants for graduate programs must hold a bachelor’s degree from an accredited U.S. institution or an equivalent foreign institution. Certain programs may have additional admissions standards and restrictions. For example, RU and HCN require prospective nursing students to achieve qualifying entrance exam scores for certain programs.

Affordability and Cost of Attendance

We have long been focused on offering our students affordable programs. Affordable tuition has been a priority of APUS since its founding. APUS tuition remains among the lowest in the four-year for-profit sector. APUS costs are more than 25% less than the average in-state full-time undergraduate tuition, fees, and books at four-year public universities, based on the final 2023-2024 institutional data reported to ED through the Integrated Postsecondary Education Data System. This low tuition and fees, in combination with APUS-funded tuition grants and book grants provided to all undergraduate students, resulted in significant savings to APUS students. Additionally, APUS’s generous transfer credit policy, and use of open educational resources, further reduce a student’s out-of-pocket costs. Tuition and fees at RU and HCN are also designed to be affordable and competitive with those of similar institutions offering the same level of flexibility, accessibility, and student experience.

Tuition and Fees

APUS implemented tuition and fee increases for its non-military and veteran students in the second and third quarters of 2023. In April 2024, APUS implemented an additional modest tuition increase to master’s level students across all categories, including military, non-military, and veteran students, and in September 2024, APUS returned the military rate for master’s level students to the $250 per credit hour rate in effect prior to the April 2024 tuition increase. Following these increases, tuition for undergraduate courses is $350 per credit hour, while tuition for master’s level classes is $455 per credit hour. In general, a bachelor’s degree may be earned for $42,000 in tuition costs at current tuition rates, and APUS master’s degrees may be earned for $16,380 in tuition at current tuition rates. APUS does not charge an admission fee or fees for services such as registration, course drops, or similar events that trigger fees at many other institutions. Because APUS is an exclusively online institution, there are no required resident fees, such as for parking, food service, student union, and recreation. Most students taking graduate courses at APUS are charged a technology fee of $85 per course. When applicable, APUS students are charged certain additional fees, such as graduation, late registration, transcript request, and comprehensive examination fees.

RU’s costs vary among its programs and between part-time and full-time attendance. RU implemented modest tuition increases in the first quarters of 2023 and 2024 for all students for select programs, for new students for select programs in August 2024, and for returning students for select programs in October 2024, to help offset the increased cost of delivering a quality education. RU’s ADN program typically costs $400 per credit hour in addition to course fees. Credit hour costs range from $210 per credit hour to $449 per credit hour for other undergraduate programs. At the graduate level, RU offers six different master’s programs for $218 per credit hour or less. RU charges a $195 course technology and resource fee for each course. Students may purchase required textbooks or e-books through RU for a flat fee of $15 for each textbook (traditional or e-book) for each course.

HCN’s costs vary among its programs. In the second quarter of 2023, HCN implemented a 5% increase in tuition and fees across all programs to offset the increased cost of delivering a quality, competitive education. HCN’s PN program may be completed for approximately $19,600 in tuition and fees, the ADN program may be completed for approximately $27,800 in tuition and fees, and the new Medical Assisting program may be completed for approximately $13,000 in tuition and fees, each of which is dependent on the campus location. Fees include the cost of examination review materials, lab fees, and test review fees, among others. Some of these costs are payable to HCN and others are payable to third parties. HCN’s students also incur costs for textbooks, supplies, uniforms, and its technology package. These costs vary by program and are paid for by HCN’s students as the textbooks or supplies are needed. HCN estimates that over the life of its programs, a student’s costs related to textbooks and supplies will be approximately $5,000 for the PN program and $6,000 for the ADN program.

At RU and HCN, tuition increases are adjusted to be consistent with the local campus markets. Even with these increases, RU and HCN’s tuition and fees are designed to be affordable and competitive when compared to the tuition and fees at similar institutions.

Grants and Other Fee Reduction Opportunities

Prior to September 2023, to support APUS’s active-duty military students using TA, APUS provided an APUS-funded tuition grant so that undergraduate and master’s students who are eligible for TA benefits and their spouses and dependents had a net tuition of $250 per credit hour. In September 2023, APUS removed the APUS-funded tuition grant and APUS began providing a Preferred Military Rate of $250 per credit hour for undergraduate and master’s level courses, for all U.S. active-duty service members, National Guard members, Reservists, and military families. Active-duty military students using TA at the undergraduate level are expected to generally have no out-of-pocket expenses. In the second quarter of 2023, coinciding with the tuition increases described above, APUS added a 10% Veteran Grant for veterans and veteran’s family members, on standard undergraduate and master’s level courses. In April 2024, APUS increased the Veteran Grant on master’s level courses to 15% and added a 10% Opportunity Grant for undergraduate and master’s level courses. In addition, veterans who qualify for 100% of their Post-9/11 Veterans Educational Assistance Act of 2008, or Post-9/11 GI Bill, benefits are expected to generally have no out-of-pocket expenses either.

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

HCN students may apply performance-based grants toward the balance of their tuition after the application of all other funding sources. HCN also offers an institutional affordability grant to students demonstrating financial need to cover the difference between the total cost of tuition and fees less the amount of all eligible financial aid resources. The grant is designed to limit a student’s monthly payment to $200 through an award of up to $200 per month, or $600 per term after consideration of financial aid, employer tuition reimbursement, and other financial resources.

HCN offers its students extended payment plan options. The extended payment plans are designed to assist students with educational costs including tuition and fees. HCN’s payment plans require ongoing payments while the student is enrolled in a program and extend after the last day of attendance or graduation. To the extent interest is applied, it is generally fixed and does not accrue until the student departs the program or graduates. The extended payment plan options do not impose any origination fees.

Sources of Student Financing and Financial Aid

Our students finance their education through a combination of individual resources, ED’s Title IV programs, private loans, state and federal grants, institutional grants, TA, Department of Veterans Affairs, or VA, educational benefits, and corporate reimbursement programs. Most students rely on some form of financial aid in addition to their individual resources. At APUS, students utilizing DoD’s TA programs as their primary source of payment accounted for 46% of revenue in 2024, those utilizing VA education benefits 24%, those utilizing ED’s Title IV programs 17%, and those utilizing cash and other sources 13%. At RU, students utilizing ED’s Title IV programs as their primary source of payment accounted for 76% of revenue in 2024, those utilizing cash and other sources 22%, and those utilizing VA education benefits 2%. In addition, most HCN students rely on some form of financial aid in addition to their individual resources. We believe that the ability of our students to participate in these programs is essential to the success of APUS, RU, and HCN.

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

Student Retention and Academic Outcomes

Our institutions are focused on executing initiatives that will more effectively support their students and help improve those students’ educational outcomes. Improved engagement is an important element in our goal of retaining qualified students. For example, APUS and RU improve engagement through, among other things, faculty engagement initiatives and co-curricular initiatives to increase the level of engagement and collaboration in the classroom and strengthen the bond between those institutions and their students. We also carry out initiatives intended to improve the educational outcomes of our students. For example, RU’s Council for Nursing Excellence is dedicated to helping students pass the NCLEX exam the first time by identifying student-specific challenge areas and providing customized tutoring resources and faculty training. We believe these initiatives contributed to improved NCLEX pass rates, including improvements in the ADN program pass rates at nearly every campus in 2024 compared to early 2023. In July 2024, RU entered into a contract with a third-party to provide nursing program curriculum upgrades and course materials and testing services to nursing students. These services included integrated NCLEX testing simulation and preparation tools throughout the curriculum and curriculum assessments to identify areas where RU can better enable student mastery and success, which were implemented in January 2025.

Career Development

We believe assisting students in advancing their careers in their current profession or securing employment after completion of their programs or courses is an essential part of our mission. Our institutions offer an array of career services, including complementary personalized career advice for students and alumni through direct interaction with career services staff, career events such as in-person and virtual job fairs and on-campus recruiting, and institution-sponsored online job boards. APUS also offers career planning tools, such as an interest assessment to identify career options that fit student interests and guides to careers associated with student majors, and career preparation services, such as mock interview services, resume review services, and social media review services to improve students’ employer-facing online profiles. RU provides a variety of self-service resources, including access to a networking, job posting, a career research website, online resume building and interview preparation tools, webinars, and video tutorials, as well as online programmatic advising by dedicated career services advisors. We strive to link students directly with employers where we can. For example, during the fourth quarter of 2022, HCN entered into a tuition scholarship program with a national healthcare provider to provide scholarships to ADN students at its Toledo, Ohio campus in exchange for a work commitment following graduation. In the fall of 2023, HCN partnered with another national healthcare organization to provide similar scholarships to ADN students at its Columbus, Ohio campus. During the fourth quarter of 2024, we began exploring similar opportunities at RU.

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

Marketing efforts tailored for our institutions consider prospective and current students, including their respective educational goals. To that end, APUS marketing has historically had a relationship-based focus on building long-term relationships with businesses, professional organizations, and individuals in the military, military-affiliated, and public service communities. We also have programs at APUS that aim to assist members of the military as they transition into private sector jobs. RU and HCN nursing program marketing includes leveraging relationships with and marketing to the healthcare community, and we continue to focus our marketing efforts on non-nursing in markets with increases in demand for those programs.

In April 2024, APU announced its plan to expand its reach to become a global digital university that integrates emerging technology and enhanced teaching and learning opportunities for faculty and students. APU aims to provide students with collaborative learning experiences, classroom support powered by AI, and personalized digital services. Already, students can access personalized career coaches, and 24/7 mental health support, both in multiple languages; AI-based career services; and numerous online practical work experience opportunities.

RU historically outsourced the vast majority of its marketing functions. In October 2022, RU and Collegis mutually agreed to the termination of the marketing services contract, effective January 31, 2023, and completed the transition of RU marketing to our in-house centralized marketing team. We continue to develop our marketing team with subject matter expertise and optimize our initiatives utilizing marketing technology and analytics. This in turn allows us to improve our marketing/media mix, audience targeting, creative messaging and user experience for all of our educational institutions.

Information Technology

Information technology systems are essential to our student experience and our business operations. APEI provides information technology services to our institutions through a shared services model. Prior to September 2024, RU outsourced a variety of information technology functions under a service agreement with Collegis, including its data center, support and maintenance of its learning management, student information, and customer relationship management systems, student support, end user support, voice services, and network management and operations, and its technology infrastructure was hosted, managed, and supported by Collegis.

Our Ongoing Technology Transformation

We are in the midst of a multi-year technology transformation program that we expect will enable us to enhance the learning experience for students, better accommodate new flexible learning modalities, and improve the operational effectiveness of our enterprise. In April 2022, we notified Collegis that we intended to permit RU’s information technology services contract to expire by its terms in September 2024.

In December 2023, we entered into an agreement with a managed service provider to outsource a number of our information technology operations, including some that were previously being handled by Collegis, including service desk, student support, end user support, and network management and operations. In April 2024, this transition was completed, and in the third quarter of 2024, we substantially completed the insourcing of information technology services and the outsourcing of certain of those same services to a managed service provider.

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

At APUS, we have a legacy customized SIS that we refer to as Partnership at a Distance™, or PAD, and proprietary information systems and processes to support PAD. RU uses Anthology Campus Nexus as its SIS. The RU SIS environment is currently hosted with Anthology in a cloud environment. APUS and RU admissions functions are managed inside of Salesforce and connected to PAD for APUS and Anthology for RU to ensure all pertinent information is synchronized appropriately. HCN and GSUSA have their own SIS platforms. In 2025, we plan to replace the existing SIS platform used by GSUSA and will also begin moving HCN to a new SIS platform. More broadly, we continue to review and assess our student information and services platforms and their capabilities, including whether to consolidate to a standard platform across more or all our institutions.

PAD is designed to enable APUS to provide each student with individualized support at appropriate times from pre-enrollment through graduation and beyond, including student advising, administrative support, and community networking. We continually evaluate PAD for changes and upgrades and anticipate that we will eventually make significant changes to or replace this system.

APUS and HCN use a cloud based LMS platform, Brightspace by D2L. RU uses Blackboard Ultra as its LMS platform, in an environment hosted by Blackboard, which is now owned by Anthology. All RU support for Blackboard Ultra is currently provided by APEI’s information technology shared services.

In early 2023, at APUS we launched a new native mobile application to improve the student experience. The APUS mobile application provides current and prospective students with university information and access to academic tools via mobile and tablet, 24/7. Key features include registration, academic dashboard, task manager, program tracker, and real-time notifications. In 2024, we completed the consolidation of APUS’s CRM systems onto a single platform.

In addition to our SIS, LMS, and CRM platforms, we also have several other systems that support the student experience, financial aid processing, fiscal management, human resources processes, marketing, and decision support.

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

Human Capital

Strategy and Values

Our ability to deliver on our mission and to continue to transform our enterprise to focus on quality student outcomes and on sustainable growth is tightly aligned with our human capital strategy. Our performance depends on the talents, experience, and efforts of our staff employees and faculty, and on our ability to foster a culture and practice of high performance, innovation, cooperation, integrity, and respect. We seek to be a destination for high-potential employees and desire to build a bench of future leaders by developing best-in-class human capital capabilities. During 2024, our key human capital efforts focused on continuing to centralize certain components of our human capital strategy, including our talent acquisition methodology and common talent management and talent review process, as well as implementing a centralized learning management and training platform. We continue to provide centralized responses and support through our HR operations and AskHR team. We also continue to implement a streamlined and proactive approach to employee communication to drive connectivity, engagement, and efficiencies.

As of December 31, 2024, APEI’s employee population comprised the following:

	Faculty Members (Full-Time)	Other Professional Staff (Full-Time)	Total Full-Time Employees	Faculty Members (Part-Time)	Other Professional Staff (Part-Time)	Total
APUS	323	614	937	1,457	6	2,400
RU	248	582	830	1,470	294	2,594
HCN	151	175	326	77	49	452
GSUSA	—	59	59	267	1	327
Corporate	—	341	341	—	3	344
Total	722	1,771	2,493	3,271	353	6,117

The different backgrounds of our employees are influenced in part by the geography in which our headquarters, administrative facilities, and campuses are located and by the communities we serve, in particular military, military-affiliated, veteran, and nursing communities.

Talent Development and Retention

We believe the quality of our faculty and non-faculty staff is critical to the student experience and student outcomes and is therefore vital to our institutions’ success. Hiring competition is intense, especially for faculty in specialized areas and qualified executives. RU and HCN also compete with both nursing schools and traditional employers of healthcare professionals to fill open faculty positions. A nursing faculty shortage continues, in certain markets, adversely affecting our ability to recruit and retain qualified nursing faculty at RU and HCN. We believe that current job market dynamics, including low unemployment, have further increased the challenge of hiring and employee retention. We strive to retain our talent and closely track retention among our employees, both faculty and staff. In 2023 and 2024, we had full-time employee turnover of approximately 19% and 14%, respectively, of which 73% was voluntary and 27% was involuntary for both years. Although we continue to take steps to retain our current faculty and source and recruit talent, there can be no assurance that our efforts will be successful.

Our strategic initiatives require our personnel to perform at a high level and to adapt and learn new skills and capabilities. New faculty members complete on-boarding, orientation, and training. All faculty have annual development opportunities and requirements. In addition, our institutions regularly review faculty performance. We have implemented a centralized talent and transformation team to focus on improving internal learning and development practices and succession planning to ensure that we cultivate skills needed to deliver high quality student outcomes and help grow our operations. In 2024, we again executed an enterprise-wide talent review for all vice-president and above employees to ensure a consistent review of talent and more meaningful development plans for those leaders, as well as enhanced succession planning. We also continued our centralized and consistent compliance training approach across the organization. We implemented a new learning management and training platform and remain committed to working to ensure that new hires and employees are fully trained on key compliance issues both at hire and also on an annual basis during the duration of employment. We also review all required compliance trainings annually to ensure the training is comprehensive.

Staffing our Institutions

We believe that hiring and retaining well-educated and qualified faculty and non-faculty members is important to our success. In 2024, we continued to centralize more of our talent acquisition function to improve talent search efficiency, increase the consistency of our sourcing practices, and strengthen hiring processes. This centralization has significantly reduced our time to fill metrics and improved our ability to assess talent needs company-wide.

At APUS, approximately 77% of our full-time faculty have a terminal degree in their field of study, and virtually all undergraduate faculty members hold graduate degrees. Many APUS faculty members have relevant experience at other universities and within military, corporate, and government institutions. At RU and HCN, all nursing faculty have earned a BSN or higher. In addition to having the necessary educational requirements, RU and HCN seek faculty members who have demonstrated experience in the field of nursing.

Employee Engagement and Relations

We measure employee engagement, including faculty, on an ongoing basis by soliciting feedback, including a company-wide annual employee engagement survey for all employees, to understand the views of our employees. The results from engagement surveys are used to implement programs and processes designed to enhance employee engagement and improve the employee and faculty experience. In 2024, we implemented certain enhancements around employee service awards to recognize the tenure and commitment of our employees. None of our employees are parties to a collective bargaining agreement, and management considers employee relations to be good.

Health and Safety

We are committed to the health and well-being of our employees and assess our well-being initiatives and marketplace trends on an ongoing basis. We have increased our focus on employee well-being and have enhanced our Total Rewards Team, which is focused on benefits and well-being. We offer paid parental leave to support our employees and their families and additional paid time off, including time for volunteerism, as additional retention tools. In 2024, we added an employee discount program and developed communications and guides focusing on total rewards to educate our employees on benefits and resources available to them.

Community Impact

We have a variety of engagement and community impact councils at APEI and in our education units. These teams lead our efforts to ensure that we positively impact the communities in which our employees work and live, including by organizing volunteer opportunities. We provide full-time employees, faculty, and staff with eight hours of additional paid time off for volunteering and giving back to our communities.

Information About our Executive Officers

    Set forth below is certain information concerning our executive officers serving as of the date of this Annual Report.

Name	Age	Position
Angela K. Selden	59	President and Chief Executive Officer, APEI
Richard W. Sunderland, Jr., CPA	64	Executive Vice President, Chief Financial Officer, APEI
Craig S. MacGibbon	61	Executive Vice President, Chief Information Officer, APEI
Thomas A. Beckett	57	Senior Vice President, General Counsel and Secretary, APEI
Tanya J. Axenson	49	Senior Vice President, Chief Human Resources Officer, APEI
Karmela Gaffney	57	Senior Vice President, and Chief Marketing Officer
Nuno S. Fernandes	48	President, APUS
Mark L. Arnold	51	President, RU
Harry T. Wilkins	68	Chief Executive Officer, HCN

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

Nuno S. Fernandes joined us in August 2022 as President of APUS. Prior to joining APUS, Mr. Fernandes served at Ilumno, a company that partners with universities in Latin America to expand access to higher education throughout the region, as President and Chief Executive Officer from May 2019 to August 2022, Executive Vice President, Global Operations and Strategic Alliances from April 2018 to May 2019, Executive Vice President, Strategic Alliances from May 2017 to April 2018, Senior Vice President, Global Operations from September 2016 to May 2017, Chief Marketing and Operations Officer from September 2015 to September 2016, Senior Vice President Marketing, Enrollment and Student Services from January 2014 to September 2015, and Senior Vice President Marketing, Enrollment from January 2013 to January 2014. Mr. Fernandes has also held various leadership roles at Overseas Leisure Group and Bosch.

Mark L. Arnold joined us in January 2025 as President of RU. Prior to joining RU, Mr. Arnold served as the Chief Executive Officer of Nystrom & Associates, an outpatient mental health provider, from 2020 to 2023. Prior to this, Mr. Arnold was Chief Operating Officer at Rayus Radiology (formerly, Center for Diagnostic Imaging) from 2017 to 2020 and held other various roles, including Chief Development & Strategy Officer, Senior Vice President & General Manager, Regional Vice President, Minnesota, and Vice President, Strategy and Business Development from 2011 to 2017. Mr. Arnold previously served as a senior healthcare research analyst at Piper Sandler from 2005 to 2011, held leadership roles at 3M Company, and was a healthcare management consultant.

Harry T. Wilkins rejoined us in May 2019 as the Chief Executive Officer of HCN, a position he previously held from December 2013 until his retirement in December 2015. From July 2021 until June 2022, Mr. Wilkins was also the Executive Vice President, Strategy, Growth, and Innovation of APUS. Prior to December 2013, Mr. Wilkins served as our Chief Financial Officer of APEI. Prior to serving as the Chief Financial Officer of APEI, Mr. Wilkins had various executive roles, including serving as the Chief Financial Officer, at Strayer Education, Inc., now Strategic Education, Inc.

Intellectual Property

We and our institutions own, and exercise rights associated with patents, copyrights, trademarks, service marks, domain names, agreements, and registrations to protect our intellectual property.

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

We or our institutions have secured or claim rights to trademarks for various names and terms used in our and their respective businesses, including rights in “American Public Education, Inc.,” “American Public University System,” “American Military University,” “American Public University”, “Rasmussen University”, “Graduate School USA”, and others. In connection with our acquisition of HCN, we received a royalty-free, irrevocable, exclusive, transferable, sublicensable license to use the name “Hondros College of Nursing” and, instead of “Nursing,” any other qualifier directly related to nursing, medicine, or healthcare in connection with the business and operations of HCN. The trademarks and service marks we use are central to our institutions’ brand identities overall and marketing efforts, including how prospective students identify them.

Our institutions also own rights to internet domain names pertaining to their brand names and other unique descriptors. We and our institutions vigorously defend against infringement of intellectual property rights, including trademarks, service marks and copyrights.

Seasonality and Quarterly Fluctuations

We experience fluctuations in quarterly results and, therefore, the results in any quarter may not represent the results we may achieve in any subsequent quarter or full year. Operating results fluctuate as a result of seasonal or other variations in enrollments. For example, historically, across our institutions, our enrollments are higher in the fall when students traditionally start their education. Our student population also varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations to continue.

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

REGULATORY ENVIRONMENT

We and our institutions are regulated by (i) accrediting agencies, (ii) state regulatory bodies, and (iii) the federal government through ED. APUS, RU, and HCN are approved to participate in TA programs administered by DoD, and veterans education benefits programs administered by the VA and are therefore also subject to oversight by those agencies. Regulations, standards, and policies of these agencies address the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, and financial operations and condition. We are also regulated in some cases by other federal agencies including the Consumer Financial Protection Bureau, or CFPB, and Federal Trade Commission, or FTC.

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

Accreditation

Institutional Accreditation

Accreditation is a voluntary, non-governmental process through which an institution submits to review of its institution or programs based on the standards of the accrediting agency and the stated aims and purposes of the institution or program. Accrediting agencies establish criteria for accreditation, conduct peer-review evaluations, and publicly recognize those institutions or programs that meet the stated criteria and are considered accredited institutions or accredited programs. Accredited institutions and programs are subject to periodic review to assess institutional and program integrity, to encourage continued high performance and improvement, and to confirm that accreditation criteria continue to be satisfied. An institution or program that does not meet the criteria may have its accreditation limited, revoked, or not renewed.

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

HLC conducted a focused visit at APUS in March 2024, after raising concerns regarding compliance with standards related to program development oversight and program assessment processes as a result of issues with course availability in one program. Following the focused visit, the team found that the concerns were appropriately addressed, and that no additional monitoring was required. Their recommendations were sent to HLC’s Institutional Action Council, or IAC, for review and action. At the June 2024 meeting, the IAC concurred with the team’s findings and affirmed that APUS addressed all concerns regarding compliance with HLC standards.

APUS has a Standard Pathway designation, having transitioned from the Open Pathway in 2023 because of HLC’s decision to conduct a focused visit. All institutions on the Standard Pathway must undergo a mid-cycle comprehensive evaluation, which entails, among other things, HLC conducting a mid-cycle assurance review and site visit. As a result of the Combination, APUS’s assurance review and site visit will now be conducted in March 2026 which will entail a review of APUS in its post-Combination form. As noted below, HLC is scheduled to conduct a site visit in March 2025 in connection with the Combination.

•RU is institutionally accredited by HLC. RU’s reaffirmation of accreditation had been scheduled for 2025-2026, and the associated comprehensive evaluation site visit is scheduled for May 2026. RU’s assurance review and site visit will now be conducted in March 2026 which will entail a review of RU in its post-Combination form. RU has an Open Pathway designation.

•HCN is institutionally accredited by ABHES. In February 2021, ABHES granted HCN continued accreditation through February 2027 for all programs at all campuses.

ABHES annually reviews student achievement indicators, including retention rate, placement rate, and licensing and credentialing examination pass rate. Under ABHES policy, ABHES may withdraw accreditation at any time if it determines that an institution fails to demonstrate at least a 70% retention rate for each program, a 70% placement rate for each program, and a 70% pass rate on mandatory licensing and credentialing examinations or fails to meet the state-mandated results for credentialing or licensure. Alternatively, ABHES may in its discretion provide an opportunity for a program that is not meeting ABHES’ outcomes thresholds to come into compliance within a period of time specified by ABHES, and ABHES may extend the period for achieving compliance if a program demonstrates improvement over time or for other good cause. In prior years, select HCN programs at certain HCN campuses have failed to satisfy ABHES’s student achievement measures, and as a result ABHES has placed specific programs at certain campus locations on program-specific warning or outcomes reporting status and required action plans.

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

The reports submitted in response to this requirement demonstrated that the PN program at the Cincinnati, Cleveland, Columbus, and Dayton campuses and the ADN program at the Akron campus were above the 70% retention benchmark through the first three quarters of the 2022-2023 reporting year. As a result, the Cincinnati, Cleveland, Columbus, and Dayton PN programs were removed from program-specific warning status, and ABHES informed HCN that no additional reporting was required for the ADN program at the Akron campus. However, HCN reported that the retention rate for the PN program at the Toledo campus was below the 70% benchmark through the first three quarters of the 2022-2023 reporting year. Consequently, the Toledo PN program was placed on outcomes reporting status and required to provide an additional report and action plan in October 2023, which HCN submitted.

For the reporting year ended June 30, 2023, the PN program at the Cleveland, Columbus, Dayton, and Toledo campuses, as well as the ADN program at the Akron and Dayton campuses, were below the 70% benchmark for retention. As a result, ABHES continued the Toledo PN program on outcomes reporting status and required HCN to submit reports for each of these programs demonstrating their retention rate through the first three quarters of the 2023-2024 reporting year by May 2024. In May 2024, HCN submitted the required mid-year retention reports for the programs that fell below the 70% benchmark in the 2022-2023 reporting year (Cleveland PN, Columbus PN, Dayton PN and ADN, Toledo PN, and Akron ADN). These reports demonstrated compliance with the 70% benchmark through the first three quarters of the 2023-2024 reporting year. As a result, the ABHES Commission voted to remove retention reporting requirements for all affected HCN programs at its July 2024 meeting.

For the reporting year ended June 30, 2024, the Cleveland and Dayton PN programs, and the Akron ADN program were below the 70% benchmark for retention. As a result, ABHES placed the Cleveland and Dayton PN programs and Akron ADN program on outcomes reporting status and required HCN to submit reports for each of these programs demonstrating their retention rate through the first three quarters of the 2024-2025 reporting year by May 2025.

At its July 2024 meeting, ABHES voted to affirm its July 2022 grant of accreditation of the Detroit, Michigan campus following a team visit to the campus from February 29, 2024, to March 1, 2024.

For more information on the risks associated with these rates, refer to the risk factor in “Risk Factors – Risks Related to the Regulation of Our Industry” with the caption beginning “A failure of HCN to satisfy ABHES accreditation standards...”.

•GSUSA is institutionally accredited by ACCET through December 15, 2027. GSUSA does not participate in the Title IV, TA, or VA education benefits programs.

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

The Planned Combination of APUS, RU, and HCN

On January 28, 2025, we announced the Combination, as discussed in more detail above under “2024 Developments and Future Financial Objectives – The Planned Combination of APUS, RU, and HCN”, which will result in a combined institution named American Public University System comprised of two divisions tentatively named (i) APUS Global, comprised of AMU and APU and (ii) Rasmussen, comprised of RU’s campus-based and online nursing programs, RU’s healthcare programs, HCN’s campus-based nursing and healthcare programs, and RU’s non-healthcare programs, with final division names to be determined closer to closing of the Combination. We anticipate completing the Combination in the third quarter of 2025 subject to obtaining required approvals and ED taking related actions. The Combination constitutes a Change of Control, Structure or Organization pursuant to HLC policy and, accordingly, we must receive HLC approval prior to effectuating the Combination. APUS and RU have jointly submitted an application for Change of Control, Structure or Organization. For HLC purposes, APUS will be the surviving institution, and the application seeks approval for the Combination and the expansion of APUS’s HLC accreditation to include the RU and HCN programs and locations. HLC will conduct a site visit in March 2025 related to the joint application and is expected to complete its review of the joint application in June 2025.

ED has conveyed that it does not treat the combination of institutions with the same parent as a change in ownership and control for the purposes of Title IV. As such, we do not expect the proposed transaction to trigger ED’s change in ownership and control requirements. Rather, we expect ED will require APUS, as the surviving institution, to seek and obtain approval to expand its Title IV certification to cover the RU and HCN programs and locations. In order for ED to expand APUS’s Title IV certification, we will be required to submit evidence that APUS’s HLC accreditation has been expanded to include the RU and HCN programs and locations, and that APUS is approved to operate in the states where RU and HCN have campuses. Accordingly, in addition to the HLC approval process described above, APUS will need to obtain required approvals from state agencies, including state boards of nursing, in order to operate in the states where HCN and RU currently operate. We anticipate completing the Combination in the third quarter of 2025, subject to obtaining required approvals and ED taking related actions. See the Risk Factor captioned “The planned combination of APUS, RU, and HCN may not be completed, or may not be completed on the terms currently contemplated, and if it is, the expected benefits may not be realized, both of which would have a material adverse impact on our business, financial condition, and results of operations” for more information.

Programmatic Accreditation and Professional Recognition

In addition to institutional accreditation, our institutions have obtained programmatic accreditation or professional recognition for certain programs, as described more fully above in “Our Institutions and Operations – Our Institutions – Academics – Accreditation”. Among other standards and requirements, programmatic accreditors may utilize benchmarks for student outcomes in the programs they accredit and may require the institution to address outcomes that fail to satisfy those benchmarks or may take other action based on such matters. If our institutions fail to satisfy the standards of these programmatic accrediting agencies or professional organizations for the relevant programs, they could be subject to restrictions or could lose the programmatic accreditation or professional recognition for those programs, which could result in materially reduced student enrollments, prevent the institution from offering the programs in certain states where programmatic accreditation is required, or prevent our students from seeking and obtaining licensure or employment.

The Accreditation Commission for Education in Nursing, or ACEN, accredits certain RU PN and ADN programs at certain RU locations. RU’s Illinois ADN program was in candidacy status for initial accreditation with ACEN since July 2020, but following a February 2024 site visit, ACEN granted initial accreditation to the Illinois ADN program at its September 2024 Board of Commissioners meeting, which is retroactive to July 2020. ACEN’s next site visit is scheduled for Spring 2029.

RU’s Bloomington, Minnesota ADN program had been subject to adverse action and heightened scrutiny from regulators as a result of continued failure to meet applicable accreditor and regulatory requirements. As more fully discussed in the Risk Factor with the caption beginning “RU’s actual and planned closure of campuses …” in December 2023, RU informed the Minnesota Board of Nursing, or MBN, that it intended to voluntarily close the program, which it did effective June 15, 2024.

In September 2022, ACEN granted RU’s ADN and PN programs in Moorhead, Minnesota and RU’s ADN program in Overland Park, Kansas continued accreditation with conditions, in each case because the program experienced first-time NCLEX pass rates below ACEN’s required threshold. For the two Moorhead, Minnesota programs, ACEN also identified evidence of noncompliance with respect to analysis and use of assessment data in program decision-making. The ADN programs were given two years, and the PN program 18 months, from the date the conditions were imposed, to demonstrate compliance with all criteria related to the standard for which the programs were found to be in noncompliance. Although ACEN does not necessarily have to take action on any particular timetable, if compliance is not achieved by the end of the articulated monitoring period, ACEN may deny continuing accreditation absent good cause. In February 2024, RU’s Moorhead, Minnesota PN program submitted to ACEN a follow-up report and an application for continuing accreditation for good cause. In April 2024, after review of the follow-up report, ACEN removed the conditions for RU’s Moorhead, Minnesota PN program, granting continuing accreditation with the next evaluation in Spring 2030. In July 2024, RU’s Moorhead, Minnesota ADN program and the Overland Park, Kansas ADN program submitted to ACEN their follow-up reports and applications for continuing accreditation for good cause. In September 2024, after review of the follow-up reports, ACEN removed the conditions for RU’s Moorhead, Minnesota ADN program and Overland Park, Kansas ADN program, granting continuing accreditation with the next evaluation in Spring 2030.

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

The State Authorization Reciprocity Agreement, or SARA, is a voluntary agreement among member states (all states except California), districts, and territories that establishes national standards for interstate offering of postsecondary distance education and is intended to make it easier for students to take online courses offered by institutions based in another jurisdiction. SARA requires member jurisdictions to approve institutions in their jurisdiction to participate in SARA, based upon institutional accreditation and financial stability, and to resolve student complaints. Applications must be renewed annually. SARA does not cover, or limits its coverage related to, certain activities. As a result, an institution may still be required to obtain state authorization from, for example, state education agencies or boards responsible for professional licensure. For information on our institutions’ status under SARA, please refer to “State Authorization/Licensure of Our Institutions” in this Annual Report.

In January 2024, SARA’s coordinating entity, the National Council for State Authorization Reciprocity Agreements, or NC-SARA, initiated its policy modification process, soliciting proposals for changes to SARA policy. Such proposals included, among other things, potential denial of an institution’s participation in SARA if it violates any requirement related to state authorization, accreditation, or participation in Title IV programs and potential denial of an institution’s participation, or limiting participation, in SARA as a result of adverse actions against an institution related to its academic quality, its financial stability, or student consumer protection issues. In October 2024, the NC-SARA board of directors approved ten proposals, which included changes related to when an institution may be placed on provisional status and when a state must deny or may exercise its discretion to deny an institution’s participation in SARA, which concluded the policy modification process. See the Risk Factor captioned “Our institutions’ failure to comply with the requirements of SARA or regulations of ED or various states related to state authorization could result in actions that would have a material adverse effect on our enrollments, revenue, and results of operations” for more information.

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

State Authorization and Professional Licensure

Effective July 1, 2024, new ED regulations require institutions that offer postsecondary education programs leading to employment in an occupation that requires licensure or certification to meet certain additional requirements in order for those programs to maintain eligibility to participate in Title IV programs. In each state in which the institution is located, in which students enrolled in distance education are located, or where a student enrolled after July 1, 2024 attests that they intend to seek employment, the program must: (i) meet all applicable federal or state agency accreditation or pre-accreditation requirements, including as a condition of employment in the occupation for which the program prepares the students; (ii) satisfy the applicable state education requirements for professional licensure or certification so that a student seeking employment may qualify to take any licensure or certification exam needed to practice or find employment in the state; and (iii) comply with all applicable state laws related to closure.

State Authorization/Licensure of Our Institutions
APUS is authorized to enroll students from each of the 50 states and the District of Columbia. APUS is headquartered in Charles Town, West Virginia, and is authorized to offer its programs by the West Virginia Higher Education Policy Commission, or WVHEPC. Under current law, if APUS were to lose its accreditation by HLC, WVHEPC may suspend, withdraw, or revoke APUS’s authorization. Failure to comply with WVHEPC requirements could result in APUS losing its authorization from WVHEPC, its accreditation by HLC, its eligibility to participate in Title IV programs and TA, or its ability to offer certain programs, any of which could force APUS to cease operations. As explained further in “Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Financial Responsibility”, APUS participates in SARA on provisional status due to its composite score for fiscal year 2022 being in the zone. APUS also has obtained authorization to operate in California, which is the only state that is a non-SARA jurisdiction.

RU is headquartered in Bloomington, Minnesota and is authorized to offer its programs by the Minnesota Office of Higher Education, or MOHE. RU has a total of 20 campuses across Florida, Illinois, Kansas, Minnesota, North Dakota, and Wisconsin, and is also authorized to offer its programs by the relevant education agencies in these states. In December 2024, the North Dakota State Board of Higher Education approved RU to operate under a provisional license effective January 1, 2025, due to APEI’s composite score for fiscal year 2022, which is the most recent composite score that ED has calculated. In July 2024, RU closed its Lake Elmo, Minnesota campus and moved all enrolled students at the campus to RU’s Eagan, Minnesota campus, which is located less than 10 miles from the Lake Elmo campus. In addition, in May 2024, RU notified the Wisconsin Educational Approval Program that it intends to voluntarily close RU’s two Wisconsin campuses, Green Bay and Wausau, effective December 31, 2025, and 2026, respectively. These actions are expected to directly impact approximately 90 students, or less than 1% of RU’s current total enrollment.

HCN is headquartered in Westerville, Ohio and is authorized to offer its programs by the Ohio State Board of Career Colleges and Schools. HCN has six campuses in Ohio, one campus in Indiana and one campus in Michigan, and is also authorized to offer its programs by the relevant education agencies in these states.

For details about “home” state authorization generally, see the “State Authorization/Licensure – Federal Requirements for State Authorization/Licensure – ‘Home’ State Authorization” above.

In addition, the nursing education programs offered by RU and HCN are approved by the relevant state boards of nursing. RU and HCN participate in SARA, and RU has also obtained authorization to operate in California, which is the only state that is a non-SARA jurisdiction. HCN does not offer online programs in California.

Effective as of July 2024, a new Minnesota statute prohibits private educational institutions from using agreements that restrict students from disclosing information in connection with many types of student complaints. In October 2024, MOHE notified RU that it had determined that RU had used an impermissible nondisclosure agreement with one student. For more information on the risks related to this determination, see the Risk Factor with the caption beginning “If we or our institutions fail to comply with the extensive regulatory requirements for the operation of postsecondary education institutions...”

To maintain regulatory approval from the state board of nursing or equivalent body in the states that we operate, an educational program must maintain a certain pass rate on the relevant licensure exam, as defined by the state. If a program does not attain this pass rate, the program may face various consequences, including development and implementation of a plan of corrective action, issuance of a corrective order, or revocation of approval pursuant to an adjudication proceeding. For example, in Indiana, a program that is under initial accreditation may not be granted full accreditation if the program’s pass rate is lower than one standard deviation below the average national pass rate. In addition, if the program’s pass rate is lower than one standard deviation below the average national pass rate for three consecutive years, the program may be subject to additional oversight or a change in accreditation status.

A number of programs at certain RU campuses and in certain states, including its Moorhead, Minnesota, Fort Myers, Tampa and Ocala, Florida, and Illinois and Kansas ADN programs and its Moorhead, Minnesota PN program, as well as HCN’s Ohio ADN program, have not met state-established first-time NCLEX benchmarks for consecutive years. We believe that low pass rates may be the result of a number of factors, including, without limitation, the academic preparedness of our students, curriculum gaps, changes in the mode of course delivery including the use of virtual courses, testing failures and inconsistencies, imbalances in enrollment and resources, and changes in admission standards. For more information, please refer to the Risk Factor that begins with the caption “Failure to improve certain of our programs’ NCLEX pass rates...”.

RU’s Moorhead, Minnesota PN program is currently approved by MBN, but first-time NCLEX pass rates have been below the standard for three consecutive years. In August 2024, MBN placed RU’s Moorhead, Minnesota PN program on conditional approval status and issued a corrective action order. MBN conducted a survey visit in February 2025, regarding the third consecutive year of below-standard NCLEX pass rates. The findings of the visit will be presented to MBN’s Board in mid-2025, and we believe the findings are likely to result in a corrective action order for the ADN program. The program’s NCLEX pass rate must meet the state standard by the end of June 2025, measured using cumulative pass rates from the preceding four quarters (i.e., July 2024 to June 2025).

A stipulation and consent order with MBN required RU’s Bloomington, Minnesota ADN program to, among other things, reach applicable NCLEX pass rate standards by the end of 2023 and maintain a specified student to faculty ratio in 2023, with a potential penalty up to and including withdrawal of program approval. The Bloomington, Minnesota ADN program did not reach the applicable NCLEX pass rates by the end of 2023. As a result, on December 29, 2023, RU informed MBN that it intended to voluntarily close the Bloomington, Minnesota ADN program on June 15, 2024. MBN approved the voluntary closure of the Bloomington, Minnesota ADN program at its February 1, 2024, meeting.

In February 2022, RU’s Illinois ADN program was placed on probationary status by the Illinois Department of Financial and Professional Regulation, or IDFPR. RU was required to temporarily reduce admitted students in the program by 25% and was given two years to demonstrate evidence of implementing strategies to correct deficiencies and satisfy the required NCLEX pass rate.

The State of Illinois enacted legislation in August 2023, which took effect on January 1, 2024, that changed the Illinois NCLEX pass rate requirements from a one-year measurement based on first attempts only to a three-year average that includes all test attempts, and temporarily removed all nursing programs, including for RU’s Illinois ADN program, from probationary status until September 2026. In October 2024, RU’s Illinois ADN program was included in IDFPR’s published list of approved nursing programs with no reference to probation; however, its low pass rate for two consecutive years was acknowledged.

Kansas regulations were amended, effective January 2022, to increase the threshold first-time pass rate to 80% and change corrective actions for noncompliance. In April 2022, RU’s Kansas ADN program was issued a notice of concern by the Kansas Board of Nursing, or KBN, requiring RU to submit to the KBN a plan of action to improve its NCLEX pass rates. The Kansas ADN program had until April 2024 to increase its NCLEX pass rate to the regulatory standard. RU’s Kansas ADN program’s first-time pass rate exceeded the threshold pass rate for 2023 in advance of the April 2024 deadline.

In February 2023, the Florida Board of Nursing, or FBN, placed RU’s Fort Myers, Florida ADN program on probation due to two consecutive years of its NCLEX pass rates not meeting the state standard. In February 2024, FBN notified RU that the program will be allowed to continue on probation for one additional year. If the program fails to achieve the required NCLEX pass rate at the end of this additional one-year period, but the program continues to show adequate progress toward the required pass rate, FBN may allow the program to continue on probation for one additional year. If the program fails to show adequate progress toward the required pass rate, FBN may choose to disapprove the program. RU is required to disclose this status to active and prospective students.

In March 2024, FBN placed RU’s ADN programs at its Tampa, and Ocala, Florida, campuses, along with the Ocala campus satellite program at North Orlando, Florida, on probationary status due to two consecutive years of NCLEX pass rates not meeting the state standard. In January 2025, RU’s ADN programs at its Fort Myers, Tampa, and Ocala, Florida campuses received notification from FBN that the programs met NCLEX pass rate requirements, and they were removed from probationary status at FBN’s February 2025 Board meeting.

At its May 2024 meeting, the Florida Commission for Independent Education, or FCIE, reviewed RU for a substantive change due to financial stability concerns and, at the time, the Fort Myers, Tampa and Ocala, Florida ADN programs being placed on probation by FBN. FCIE subsequently placed RU on a provisional license until November 30, 2024. To fulfill a condition of licensure, RU submitted an interim report on its financial condition and NCLEX pass rates for the Fort Myers,

Ocala and Tampa, Florida ADN programs to FCIE in July 2024. RU’s annual renewal was reviewed by FCIE in November 2024, and RU was granted a provisional license for 2025.

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

Student Financing Sources and Related Regulations/Requirements
Our students finance their education through a combination of Title IV programs, TA, education benefits administered by the VA, private loans, corporate reimbursement programs, individual resources, and institutional grants, and in the case of HCN, extended payment plan options. Participation in federal student aid programs, including those administered by the DoD and VA, and the extended payment plan options at HCN, adds to the regulation of our operations.

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

ED regulations effective July 1, 2024, modify and expand requirements related to financial responsibility, administrative capability, and certification procedures. Under the modified regulations, institutions are required to meet additional financial responsibility criteria and must report certain “financial responsibility” events to ED. Such events include certain mandatory and discretionary triggers that capture financial circumstances that may not be reflected in an institution’s financial statements, including instances where an institution faces a potential loss of Title IV funding. If ED determines that an institution has 90/10 Rule violations, high borrower default rates, or certain pending legal and administrative actions, it will require the institution to post “financial protection”, such as a letter of credit. ED may also require the institution to post financial protection if it determines that certain discretionary triggers may have an adverse effect on the financial condition of the institution, such as pending accrediting agency or government agency actions, high annual dropout rates, or pending borrower defense claims. If ED requires financial protection as a result of more than one mandatory or discretionary trigger, ED will require separate financial protection for each individual trigger. In addition to financial protection, ED may require institutions that fail to meet these financial responsibility criteria to participate in Title IV programs under a provisional certification. ED may also impose additional requirements on the institution’s participation in Title IV programs, such as restrictions on enrollment, addition of new programs, or acquisitions.

In August 2024, ED announced that it would publish certain information related to PPAs, some of which ED already makes publicly available online or upon request. Specifically, ED will now make publicly available on its website the Title IV participation statuses of the institutions currently participating in one or more Title IV programs, an example of a typical full certification PPA, copies of all provisional PPAs executed on or after January 1, 2024 and June 26, 2024, which will be updated on a rolling basis to include provisional PPAs issued after June 26, 2024, and a list of adverse administrative actions initiated between October 1, 2021, and July 31, 2024 against institutions participating in Title IV programs, which will be updated on a quarterly basis.

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

ED regulations effective July 1, 2024, implement supplementary performance measures that ED will consider when determining whether to certify or condition an institution’s participation in Title IV programs. Among other requirements, ED may consider amounts spent on instruction and instructional activities, academic support, and support services, compared to the amounts spent on recruiting activities, advertising, and other pre-enrollment expenditures. In addition, if a program is designed to meet educational requirements for a specific professional license or certification that is required for employment in an occupation, and the institution is required by an accrediting agency or state to report passage rates for the licensure exam for the program, ED may consider such passage rates.

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

In June 2020, APUS timely applied for recertification to participate in Title IV programs. ED subsequently notified APUS that it had completed its review of APUS’s application and had granted APUS provisional certification until June 30, 2023, because APUS was subject to an open program review at the time of renewal. That program review was closed in January 2021 with no findings, penalties, or further action required. APUS applied for recertification in March 2023. In July 2024, ED notified APUS that it had approved APUS’s continued participation in the Title IV programs under a Provisional Program Participation Agreement, or PPPA, that is effective July 15, 2024, and expires June 30, 2026. ED granted approval on a provisional basis because APUS was subject to an open program review (described below) at the time of recertification. The PPPA imposes new reporting requirements on APUS related to accrediting agency actions, governmental actions, and class actions. Additionally, APEI co-signed the PPPA pursuant to new regulations effective July 1, 2024, which require an entity with a direct or indirect ownership interest and the power to exercise control over the institution to co-sign the PPPA and assume joint and several liability for the participating institution’s Title IV liabilities.

In July 2021, in connection with RU’s March 2019 change in ownership that preceded our acquisition of RU, ED imposed certain temporary growth restrictions on RU, including limitations on new programs and locations and a cap on enrollments of students who participate in Title IV programs. Additionally, ED required RU to submit periodic financial and enrollment reports and a financial responsibility letter of credit. RU was initially required to fund this letter of credit using a restricted deposit account that required a deposit of 105%, or $24.2 million, to secure the RU letter of credit. In connection with the acquisition of RU, or the Rasmussen Acquisition, RU timely submitted a change in ownership and control application to ED seeking approval to participate in the Title IV programs under our ownership and, effective October 2021, ED and RU entered into a Temporary Provisional Program Participation Agreement, or TPPPA, that allowed RU to continue disbursing Title IV funds while ED reviewed the change in ownership application. The TPPPA continued the restrictions that ED imposed as a result of the March 2019 change in ownership. In August 2023, ED notified RU that it had approved RU’s continued participation in the Title IV programs under APEI ownership under a PPPA. The PPPA continues to impose certain growth restrictions on RU that were included in the TPPPA, including limitations on new programs and locations and the enrollment of students that participate in Title IV programs. ED continues the prior requirement that RU submit periodic financial and Title IV enrollment reports. The PPPA also imposes new reporting requirements related to accrediting agency actions, government actions, class actions, and student complaints. The PPPA specifies that after ED reviews and accepts financial statements and compliance audits for one complete fiscal year of RU’s Title IV participation under APEI’s ownership, RU may seek approval for new programs that replace current programs. Because one complete fiscal year of RU’s Title IV participation under APEI’s ownership has passed and ED has accepted the financial statements and compliance audits for that year, we believe that we may now seek approval for new programs that replace current programs. The PPPA also specifies that after ED reviews and accepts financial statements and compliance audits that cover the second complete fiscal year of RU’s Title IV participation under our ownership, RU must seek pre-approval for new locations, new programs that are not replacing current programs, and other changes. For the second and third fiscal years, RU is also subject to enrollment growth limitations, after which RU can request that ED release RU from further enrollment restrictions. The PPPA no longer requires RU to post the financial responsibility letter of credit that ED had imposed based on the 2019 change in ownership and control of RU, although this letter of credit has not yet been released. We believe we have met all obligations for the release of the letter of credit.

In June 2021, HCN timely applied for recertification to participate in Title IV programs. ED subsequently notified HCN that it had been granted provisional certification for all Title IV programs until September 30, 2023. ED granted approval on a provisional basis because HCN was subject to an open program review at the time of recertification. As described in “Compliance with Regulatory Standards and Effect of Regulatory Violations – Compliance Reviews,” in July 2022, HCN received a final program review determination from ED, and in September 2022, ED notified HCN that it had closed the program review, and no further action was required though the provisional designation remained. In June 2023, HCN again timely applied for recertification. ED subsequently notified HCN that it had recertified HCN’s participation in all Title IV programs effective August 15, 2023, and expiring June 30, 2026.

Co-Signature Requirements. A participating institution must sign a PPA with ED as a condition to participation in Title IV programs. Regulations effective July 1, 2024, codify a current ED policy requiring signatures from corporations or other legal entities that have, or could have, a direct or indirect effect on the institution’s financial responsibility. Under the new regulations, entities with a direct or indirect ownership interest and the power to exercise control over the institution must co-sign the PPA. Co-signers agree that they are jointly and severally liable for the participating institution’s Title IV liabilities.

Administrative Capability. ED regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV programs. These criteria relate to, among other things, institutional staffing, operational standards such as procedures for disbursing and safeguarding Title IV program funds, timely submission of accurate reports to ED, referring to ED’s Office of Inspector General, or ED OIG, credible information that a student or employees with Title IV responsibilities may have engaged in fraud or illegal conduct in connection with Title IV program administration, and various other procedural matters. As further explained above under “Student Financing Sources and Related Regulations/Requirements – Department of Education,” due to ED regulations effective July 1, 2024, ED may find that an institution has failed the administrative capability requirements if the institution does not provide adequate financial aid counseling or career services, has been subject to a negative action by a state or federal agency, court, or accreditor, fails to verify high school diplomas, or does not timely place students in geographically accessible clinical or externship opportunities. If an institution fails to satisfy any of the administrative capability requirements, ED may require the repayment of Title IV program funds, transfer the institution from the “advance” method of payment of Title IV program funds to heightened cash monitoring status, or to the “reimbursement” method of payment, place the institution on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend, or terminate the participation of the institution in Title IV programs.

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

ED evaluates institutions on an annual basis for compliance with specified financial responsibility standards, including a complex formula based on line items from the institution’s audited financial statements. The formula focuses on three financial ratios: (i) equity ratio (which measures the institution’s capital resources, financial viability, and ability to borrow); (ii) primary reserve ratio (which measures the institution’s viability and liquidity); and (iii) net income ratio (which measures the institution’s profitability or ability to operate within its means). Generally, an institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible. A composite score between 1.0 and 1.4 is considered by ED to be in the “zone.” An institution in the “zone” may still participate in the Title IV programs as a financially responsible institution through the “zone alternative” or the “financial protection alternative” as set forth in ED regulations. Under the zone alternative, an institution: must request and receive funds under the heightened cash monitoring or reimbursement payment methods (resulting in a delayed method of cash funding for Title IV aid); may be required to provide additional information to ED upon request (e.g., early submission of financial statement and compliance audit, information about current operations and future plans); must require its auditor to express an opinion regarding compliance with zone alternative requirements; and must provide timely information to ED regarding certain oversight and financial events. Under the financial protection alternative, the institution must provide financial protection of at least 50% of the Title IV funding that it received during its most recently completed fiscal year.

ED may also apply the financial responsibility standards to other entities under common ownership with an eligible institution. At the request of ED, for purposes of evaluating the financial responsibility of our institutions, including the composite score calculation, we supply consolidated financial statements to ED. Because ED does not review each of our institution’s financial statements separately, a determination by ED that our consolidated financial statements do not satisfy the “financial responsibility” requirements could cause all of our institutions to lose access to Title IV program funding or result in other penalties or conditions on continued participation. See risk factor captioned “Our subsidiary institutions’ failure to meet financial responsibility..” for more information.

In March 2024, ED notified us that in calculating our composite score for the fiscal year-ended December 31, 2022, it excluded our deferred tax assets from its calculation of our assets. As a result, ED calculated that we had a 2022 consolidated composite score of 1.1 and our institutions were therefore in the “zone.” We disagree with ED’s calculation and conclusion and submitted a timely response to ED also in March 2024. In April 2024, ED issued a response to our rebuttal and disagreed with our position, reiterating that our institutions must establish financial responsibility on an alternative basis. We timely informed ED in April 2024 that although we continue to disagree with its composite score methodology with respect to deferred tax assets, we select the “zone alternative” as the alternative basis on which we establish financial responsibility. Under the zone alternative, we are required to: (i) make Title IV disbursements to eligible students and parents under the heightened cash monitoring payment method, or HCM1, pursuant to which we would be required to first make disbursements to eligible students and parents and pay any credit balances before we request or receive funds from ED for the amount of those disbursements; (ii) notify ED of certain events, such as an adverse action taken by any of our institution’s accreditors or state authorizing agencies; (iii) provide regular reports to ED relating to our institution’s current operations and future plans; and (iv) require our auditors to express an opinion on our compliance with the requirements under the zone alternative. In addition, our institutions will be required to seek ED’s approval prior to adding educational programs or a new location at which the institution offers or will offer 50% or more of an educational program.

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

In September 2019, ED published modifications to its financial responsibility standards that took effect July 1, 2020. We refer to these regulations as the 2019 Borrower Defense Regulations. The 2019 Borrower Defense Regulations identify certain conditions or other triggering events that have or may have an adverse material effect on the institution’s financial condition, in response to which ED would or could require that the institution submit some form of financial protection, such as a letter of credit, to ED. Triggering events are characterized as either mandatory or discretionary. ED will consider an institution unable to meet its financial or administrative obligations if an institution experiences a mandatory triggering event. ED may consider an institution not to be financially responsible if an institution experiences a discretionary triggering event. For each triggering event, to demonstrate that the institution remains financially responsible, the institution may submit evidence that the triggering event has been resolved, that the institution has insurance that will cover part or all of the debt or liabilities, or that the triggering event has not or will not have a material adverse effect on the institution. If ED determines that one of our institutions is not financially responsible because of one or more triggering events, the institution would be required to provide an irrevocable letter of credit equal to at least 10% of the amount of federal student financial aid funds received by the institution for the past year. In October 2023, ED published modifications to its financial responsibility standards effective July 1, 2024. These revised standards include, among other requirements, an expanded list of conditions or other triggering events for which ED could require financial protection, such as a letter of credit. In addition, if ED requires financial protection as a result of more than one mandatory or discretionary trigger, it will require separate financial protection for each individual trigger.

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

The American Rescue Plan Act, or ARPA, which was enacted in March 2021, modified the HEA’s 90/10 Rule to require that a for-profit institution derive not less than 10% of its revenue from sources other than “federal education assistance funds”. ED published final regulations in October 2022 that address ARPA’s modifications to the 90/10 Rule and provide that for fiscal years beginning on or after January 1, 2023, federal educational assistance funds used to calculate the “90%” side of the ratio include Title IV funds and any other educational assistance funds provided by a federal agency directly to an institution or a student, including the federal portion of any grant funds provided by or administered by a non-federal agency, except for non-Title IV federal funds provided directly to a student to cover expenses other than tuition, fees, and other institutional charges. The 90/10 Rule no longer permits institutions to count federal aid for veterans and service members as part of the “10%” side of the ratio. As a result, effective January 1, 2023, TA and VA benefits are included in the “90%” side of the ratio. See the Risk Factor captioned “If one or more of our institutions does not comply with the 90/10 Rule, it or they will lose eligibility to participate in federal student financial aid programs” for more information.

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

Using the applicable 90/10 formula, the following table contains the percentage of cash-basis revenue earned from Title IV program funds:

	2022	2023	2024
APUS	31%	89%	89%
RU	74%	77%	78%
HCN	80%	84%	85%

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

In September 2024, ED released final official cohort default rates for institutions for federal fiscal year 2021 with ED reporting a zero percent cohort default rate for APUS, RU, and HCN. These rates were favorably impacted by regulatory relief provided in connection with the COVID-19 pandemic pursuant to which borrowers with Title IV program student loans were not required to make payments on their federal loans, which, as explained further in “Student Loan Defaults” below, may lead to higher default rates in the future.

The final official ED cohort default rates for APUS, RU, and HCN for the federal fiscal years 2019, 2020 and 2021 are as follows:

	2019	2020	2021
APUS	2.4%	0.0%	0.0%
RU	1.6%	0.0%	0.0%
HCN	1.1%	0.0%	0.0%

Student Loan Defaults. Government policies to minimize the adverse economic impact of the COVID-19 pandemic have artificially lowered our institutions’ cohort default rates, which nevertheless may be higher than otherwise expected as a result of the pandemic. Congress and ED implemented a temporary freeze on student loan payments and interest accruals, which means borrowers were less likely to default on their loans and our institutions’ cohort default rates are lower not because borrowers are making timely repayments but because the government was allowing them not to make payments. In June 2023, the Fiscal Responsibility Act was enacted, ending the freeze on payments and interest accruals. Accordingly, interest accrual on federal student loans resumed on September 1, 2023, and payments became due beginning October 1, 2023. As a result, ED implemented a 12-month “on-ramp” to repayment, running from October 1, 2023, to September 30, 2024, during which borrowers were not considered delinquent, reported to credit bureaus, placed in default, or referred to debt collection agencies for missed payments, which may lead to an increase in defaults and therefore an increase in our institutions’ cohort default rates in the future. See the Risk Factor captioned “Our institutions may lose eligibility to participate in Title IV programs if their student loan default rates are too high, and our future growth could be impaired as a result” for more information.

Gainful Employment Regulations. Pursuant to new gainful employment, or GE, regulations that took effect July 1, 2024, ED will determine the Title IV eligibility of GE programs based in part on satisfaction of specified performance levels of two measures defined by GE regulations: the debt-to-earnings rates (which include two rates, the discretionary debt-to-earnings rate and the annual debt-to-earnings rate) and the earnings premium measure.

ED previously released a data set, referred to as the Program Performance Data, or the PPD, that includes calculations of the two metrics for certain programs. The methodology ED used to produce the PPD differs from the methodology that will be used under the final GE regulations, primarily due to data limitations. However, out of the 30 RU programs, 47 APUS programs, and three HCN programs (including one no longer offered at HCN) that ED assessed in the PPD, six current RU programs and three APUS programs failed one or both of the new measures. The six RU programs failing in the PPD represent 5.0% of total student enrollment for the three months ended December 31, 2024. The three APUS programs failing in the PPD represent 2.2% of total net course registrations for the three months ended December 31, 2024.

Programs that fail to achieve the specified performance levels of the GE measures in two of any three successive years for which the debt-to-earnings rates or the earnings premium measure are calculated will lose access to Title IV funding. Institutions will generally be required to report certain information used to calculate these measures to ED by July 31 of each year, provided that for 2024, ED has extended the deadline numerous times. Most recently, in February 2025, ED announced that all reporting will be due September 30, 2025, and that it does not anticipate any further extensions. In addition, ED stated that it does not plan to produce any GE data prior to the September 30, 2025, deadline and confirmed that it will not take enforcement or other punitive actions against institutions that have not yet completed their required reporting. See the Risk Factor captioned “ED’s new gainful employment requirements could materially and adversely affect our business” for more information.

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

If 5% or more of such returns were not timely made, the institution may be required to submit a letter of credit in favor of ED equal to 25% of the amount of unearned Title IV funds the institution was required to return for its most recently completed fiscal year. If ED determines that one of our institutions has repeatedly failed to comply with ED regulations, it may take adverse action against the institution on the basis of the repeated finding or may find that the institution has failed to demonstrate administrative capability, as described above. As described in Compliance with Regulatory Standards and Effect of Regulatory Violations – Compliance Reviews, in January 2022, HCN received a program review report from ED that included a finding related to return of Title IV funds calculations that were not properly calculated. In connection with that finding, HCN was required to conduct a full file review and have the review tested by an independent auditor. In July 2022, ED issued a final program review determination with respect to all findings, resulting in total liabilities of approximately $12,000.

Substantial Misrepresentation. Under the HEA and its implementing regulations, ED may take action against an institution in the event of substantial misrepresentation by the institution concerning the nature of its educational programs, its financial charges, or the employability of its graduates. As part of the 2022 Borrower Defense Regulations, ED modified the substantial misrepresentation rule to explicitly include certain “omissions of fact” as a basis for a misrepresentation claim or borrower defense to repayment, or BDTR, claim. If ED determines that an institution has engaged in substantial misrepresentation regarding the nature of its education program, its financial charges, or the employability of its graduates, ED may: (i) if the institution is provisionally certified, as some of our institutions currently are, revoke an institution’s program participation agreement or impose limitations on its participation in Title IV programs; (ii) deny participation applications made on behalf of the institution; or (iii) initiate a proceeding against the institution to fine the institution or to limit, suspend, or terminate the institution’s participation in Title IV programs.

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

Borrower Defenses. Under the HEA, ED is authorized to specify in regulations which acts or omissions of an institution of higher education a borrower may assert as a BDTR of a loan under the Direct Loan Program, or a Direct Loan. ED may initiate a proceeding to collect from an institution the amount of relief resulting from a borrower defense claim. Prior to 2016, ED’s regulations permitted a borrower to assert a BDTR of a Direct Loan if the institution’s acts or omissions give rise to a cause of action against the institution under state law. In November 2016, ED published the 2016 Borrower Defense Regulations, which address, among other matters, which acts or omissions of an institution of higher education a student borrower or group of borrowers may assert as a defense to repayment of a Direct Loan. For Direct Loans first disbursed on or after July 1, 2017, the 2016 Borrower Defense Regulations created a new federal standard for BDTR of Direct Loans, new limitation periods for such claims, and new processes for resolution of such claims. The 2016 Borrower Defense Regulations were in effect from July 1, 2017, until July 1, 2020, when new BDTR regulations became effective. In September 2019, ED published the 2019 Borrower Defense Regulations, which, among other things, modify the standard for BDTR of Direct Loans made on or after July 1, 2020, the limitation periods for such claims, and the processes for resolution of such claims. The 2016 Borrower Defense Regulations continue to apply to all Direct Loans made on or after July 1, 2017, and before July 1, 2020, with certain exceptions pursuant to the 2019 Borrower Defense Regulations. The 2019 Borrower Defense Regulations apply to all Direct Loans made on or after July 1, 2020, and before July 1, 2023, when new BDTR regulations became effective.

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

On November 1, 2022, ED published final regulations with an effective date of July 1, 2023, to address BDTR, loan discharge, pre-dispute arbitration and class-action waivers, among other issues, or the 2022 Borrower Defense Regulations. The 2022 Borrower Defense Regulations will create a single standard and streamlined process for relief that will: (i) apply to all future and pending BDTR claims as of July 1, 2023 instead of standards varying based on the date of the borrower’s first loan disbursement; (ii) allow students to assert borrower defenses related to Direct Consolidation Loans; (iii) define what kinds of misconduct could lead to borrower defense discharges (substantial misrepresentation, substantial omission of fact, breach of contract, aggressive and deceptive recruitment, and certain judgments or final ED actions); (iv) establish a reconsideration process for borrowers whose claims are not approved for a full discharge; (v) create a process for forming groups of borrowers and adjudicating claims based on the common facts of those group claims; and (vi) provide a clear timeline for adjudication of group and individual claims. The 2022 Borrower Defense Regulations indicate that ED will hold colleges accountable for the cost of discharges, including by establishing a recoupment process separate from the approval of BDTR claims and making a recoupment determination based on the standards in place at the time the loan was first disbursed. The effective date of the 2022 Borrower Defense Regulations is currently enjoined nationwide by court order, which means ED currently cannot apply the 2022 Borrower Defense Regulations to any institution.

As a result of the 2022 Borrower Defense Regulations injunction, ED announced that while it will not adjudicate any borrower defense applications under the 2022 Borrower Defense Regulations unless and until the effective date is reinstated, it will continue to adjudicate borrower defense applications under the 2016 Borrower Regulations and 2019 Borrower Defense Regulations if required pursuant to a court ordered settlement. In 2022, ED joined a class settlement agreement that would result in a blanket grant of automatic, presumptive relief for all BDTR applications filed by students at certain institutions through June 22, 2022, but our institutions were not included in the blanket grant of relief. The class settlement agreement provided certain expedited review of borrower defense claims related to institutions excluded from the automatic relief list, as well as for borrowers who applied during the period after execution of the settlement and before final approval. Borrowers had to have submitted an application by November 15, 2022, in order to receive expedited review, and ED confirmed it would adjudicate all such applications under the 2016 Borrower Defense Regulations.

In December 2023, RU received from ED 338 BDTR claims, all of which had submission dates between June 23, 2022, and November 15, 2022, for students attending RU between 2000 and 2022, seeking in the aggregate a discharge of approximately $6.1 million in loans. In December 2023, HCN received from ED 77 BDTR claims, all of which had submission dates between June 23, 2022, and November 15, 2022, for students attending HCN between 2007 and 2022, seeking in the aggregate a discharge of approximately $1.4 million in loans. In September 2024, APUS received from ED 408 BDTR claims, all of which had submission dates between June 23, 2022, and November 15, 2022, for students attending APUS between 2006 and 2021, seeking in the aggregate a discharge of approximately $6.6 million in loans. Each of RU, HCN, and APUS disputes the validity of these claims and has filed responses to them with ED. We are unable to predict whether ED will grant BDTR relief for the claims, or if so, whether it will seek recoupment from RU, HCN and/or APUS. Refer to the Risk Factor captioned “ED rules related to BDTR claims may create significant liability that could have an adverse effect on our business” for additional information.

Closed School Loan Discharge. The 2019 Borrower Defense Regulations modified ED’s requirements with respect to the circumstances under which a borrower is eligible for a loan discharge if an institution or location closes. For example, the 2016 Borrower Defense Regulations previously provided for an automatic loan discharge under certain circumstances, but the 2019 Borrower Defense Regulations eliminated the automatic loan discharge for schools closing on or after July 1, 2020. Based on the automatic loan discharge rules, ED found RU responsible for $168,630 in closed school loan discharges as a result of campus consolidations in North Dakota in 2015 and in Wisconsin in 2016; the liability was reduced on appeal to $77,569. RU may also face closed school discharge liabilities as a result of the 2021 consolidation of two Florida campuses, the 2022 consolidation of two Minnesota campuses, and the planned closure of two Wisconsin campuses. The 2022 Borrower Defense Regulations included closed school loan discharge provisions that would provide for automatic discharges to any borrower who was enrolled within 180 days prior to a school’s closure and who did not complete their education at the school or through an approved teach-out agreement at another school within one year after the closure of their original school. The regulations would shorten the previous period for automatic discharge so borrowers do not default on their loans after a closure of their school. The closed school loan discharge provisions of the 2022 Borrower Defense Regulations are currently enjoined nationwide by court order, which means ED currently cannot apply the closed school loan discharge provisions of the 2022 Borrower Defense Regulations to any institution.

Dispute Resolution. The 2016 Borrower Defense Regulations, which apply to all Direct Loans made on or after July 1, 2017, and before July 1, 2020, prohibit requiring students to initially engage in an institutions’ internal complaint processes, prohibit pre-dispute arbitration agreements, and class action lawsuit waivers, and require notification to ED of arbitration filings and awards, for claims that may form the basis for a BDTR. The 2019 Borrower Defense Regulations, which apply to all Direct Loans made on or after July 1, 2020, and before July 1, 2023, generally remove these prohibitions but require institutions whose students must enter into pre-dispute arbitration agreements or class action waivers to disclose publicly those requirements, and prohibit requiring a student to participate in arbitration or any internal dispute resolution process prior to filing a BDTR application with ED. The 2022 Borrower Defense Regulations, which apply to all Direct Loans made on or after July 1, 2023, and to all BDTR claims pending as of that date, prohibit institutions from requiring borrowers to sign mandatory pre-dispute arbitration agreements or class action waivers for claims related to the making of a Federal Direct Loan or the provision of educational services for which the loan was obtained. However, the effective date of the 2022 Borrower Defense Regulations is currently enjoined nationwide by court order, which means ED currently cannot apply the 2022 Borrower Defense Regulations to any institution.

Other Department of Education Regulation

Privacy of Student Personal Information and Records. The Family Educational Rights and Privacy Act of 1974, or FERPA, and ED’s regulations implementing FERPA require education institutions to protect the privacy of students’ education records by, among other things, limiting disclosure of a student’s personally identifiable information without prior written consent. If an institution fails to comply with FERPA, ED may require corrective actions or terminate eligibility to participate in

Title IV programs. In addition, education institutions engaged in financial activities such as the granting of student loans are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act, or GLBA, and implementing regulations, which among other things, requires reasonable security practices to protect personally identifiable financial information of students, parents, or other individuals in a customer relationship with the institution. Failure to comply with the applicable GLBA requirements may result in FTC enforcement, which could include the imposition of conditions, penalties, monitoring, and oversight. Institutions are also subject to the FTC’s general deceptive and unfair practices jurisdiction of Section 5 of the FTC Act for processing student information. FTC enforcement focuses primarily on: (i) collecting, using, sharing, or retaining personal information inconsistent with representations, commitments, and promises in privacy policies and other public statements; (ii) privacy policies that do not adequately inform consumers about actual practices; and (iii) failing to reasonably protect the security, privacy, and confidentiality of personal information. Institutions must also comply with the FTC Red Flags Rule, a requirement designed to identify and mitigate identity theft for certain student accounts. States can also bring similar enforcement actions under so called “mini-FTC Acts” as well as other applicable privacy and security laws. For example, the California Consumer Privacy Act, or the CCPA, as amended by the California Privacy Rights Act, or CPRA, and implementing regulations impose disclosure and notice obligations on institutions and provides a broad array of consumer rights relating to California residents and their personal information, including among others, the right to access personal information, the right to opt out of sales of personal information, the right to correct or delete personal information, and the right to limit certain disclosures of personal information. The CCPA has the potential for significant civil penalties for failing to comply as well as a private right of action and statutory damages for data breaches that are the result of unreasonable security. Other comprehensive state privacy laws that our institutions may be subject to with varying requirements also came into effect in 2023. Our collection of personal information relating to individuals in the European Union, or EU, may implicate the EU’s comprehensive General Data Protection Regulation, or GDPR. Non-compliance with the GDPR could result in a fine for certain activities of up to 20 million Euros or 4% of an organization’s global annual revenue, whichever is higher, per violation.

Accessibility for Students with Disabilities. Section 504 of the Rehabilitation Act of 1973, or Section 504, prohibits discrimination against a person with a disability by any organization that receives federal financial assistance, which includes us. ED’s Office for Civil Rights, or OCR, which enforces Section 504, together with the Department of Justice, has asserted that requiring the use of technology in a classroom environment when such technology is inaccessible to individuals with disabilities violates Section 504, unless those individuals are provided accommodations or modifications that permit them to receive all the educational benefits provided by the technology in an equally effective and integrated manner. In recent years, OCR has taken enforcement action against several institutions of higher education, including primarily online institutions, after determining that their websites and online learning management platforms were not accessible to persons with a disability. In 2022, OCR initiated a compliance review of APUS’s learning management system and courses. In August 2024, OCR identified we were out of compliance with certain accessibility requirements for people with disabilities for ten courses. Currently, APUS is cooperating with OCR on a resolution to bring APUS into compliance. At this time, we cannot predict when the compliance review will be completed, additional costs associated with compliance, whether there will be any further findings, or whether OCR will place any liability or other limitations on APUS as a result of the compliance review. An institution that does not come into compliance with Section 504 could lose access to federal funding, including the ability to participate in the Title IV programs and TA. See the Risk Factor captioned “Enforcement of laws related to the accessibility of technology continues to evolve, which could result in increased information technology development costs and compliance risks” for more information.

Title IX. Title IX of the Education Amendments of 1972, or Title IX, prohibits discrimination on the basis of sex in education programs that receive funding from the federal government. ED regulations effective August 2020, or the 2020 Rule, define what constitutes sexual harassment for purposes of Title IX in the administrative enforcement context, describe what actions trigger an institution’s obligation to respond to incidents of alleged sexual harassment, and specify how an institution must respond to allegations of sexual harassment. In April 2024, ED released new regulations that significantly revise how schools, including higher education institutions, must address cases involving sex-based discrimination, including cases of sexual harassment, sex-based harassment, and assault occurring on or after the August 1, 2024, effective date. The new regulations also explicitly include protections against discrimination based on sexual orientation, gender identity, and sex characteristics. In addition, the new regulations update protections against discrimination because of pregnancy, related conditions, or terminations of pregnancy. Multiple states challenged the new regulations, and federal district courts granted preliminary injunctions in 26 states: Alabama, Alaska, Arkansas, Florida, Georgia, Idaho, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, and Wyoming. In some instances, courts expanded the injunction to named schools, regardless of where the schools are located; APUS was named among nearly 700 such schools in a July 2024 list. Kansas v. U.S. Dep’t of Educ., No. 5:24-cv-4041 (D. Kan. 2024). Except where enjoined, the new regulations otherwise became effective on August 1, 2024. In January 2025, a federal district court granted summary judgment against ED, concluding that the new regulations were unlawful and permanently vacating the rule nationwide. Tennessee v. Cardona, No. 2:24-cv-072 (E.D. Ky. 2025). In February 2025, OCR issued a Dear Colleague Letter confirming both that it will enforce Title IX under the 2020

Rule and that institutions with open investigations initiated under the new regulations should reevaluate such investigations for consistency with the 2020 Rule.

Distance Education. Regulations that were effective July 2021 provide institutions additional flexibility in offering distance education and competency-based education programs. Definitions in the rule clarify the instructional requirements that distance education programs must abide in order to remain eligible for Title IV disbursements. Failure to comply with these standards could lead to adverse actions by ED. In addition, in January 2025, ED published new regulations related to distance education and Return to Title IV, or R2T4, rules, which govern an institution’s obligations to return Title IV funds to ED when a student withdraws. These changes related to distance education, when effective, will require institutions to report student enrollment in distance education in accordance with procedures established by ED, and changes related to R2T4 rules address circumstances constituting a withdrawal, codify longstanding policies, and modify certain types of R2T4 calculations. The new regulations become effective July 1, 2026.

Department of Defense

Regulation of Tuition

Service members of the U.S. Armed Forces are eligible to receive tuition assistance from their branch of service through the DoD’s TA program. Service members may use TA to pursue postsecondary degrees at institutions that are accredited by accrediting agencies recognized by ED. APUS participates in TA, and for students in APUS undergraduate, and beginning January 2020, for students in APUS master’s programs. RU and HCN also participate in TA. RU’s active-duty military students in most undergraduate programs and master’s level graduate programs receive per credit hour tuition pricing at a tuition rate that is commensurate with available TA funding to allow tuition charges to be 100% covered by TA.

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

Each institution participating in TA is required to sign a Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD prior to being permitted to participate in TA. Pursuant to the DoD MOUs, among other requirements, institutions must: (i) explain certain tools to service members, such as ED’s “College Navigator” website and the “Paying for College” website of the CFPB; comply with requirements related to readmission policies for service members; (ii) abide by limitations on the use of funds derived from TA; provide certain academic and student support services; (iii) disclose information about transfer of credit; in certain circumstances, return TA funds to DoD (such as when a student ceases to attend or an institution cancels a course); (iv) offer to service members loan counseling before private student loans are offered or recommended; and (v) comply with ED’s Title IV “program integrity” rules, including rules related to incentive payments and misrepresentation. The DoD MOUs also provide that an institution may only participate in TA if it is accredited by an accrediting agency recognized by ED, approved for VA funding, and a participant in Title IV programs. In February 2025, the DoD Voluntary Education Institutional Compliance Program, or ICP, notified APUS that it will conduct a review of APUS compliance with the DoD MOU. Additional information regarding the potential risks associated with the DoD MOUs is provided in the “Risk Factors” section of this Annual Report.

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

Congressional inaction on budgetary matters has led to lapses in federal funding, resulting in government shutdowns, and subsequent policy changes that have affected TA programs at DoD. A future government shutdown, particularly one that includes DoD or suspension or resulting modification of TA programs, including in connection with the failure to increase or a delay in increasing the federal debt ceiling, could have a material adverse effect on APUS’s enrollments and on our cash flows, results of operations, and financial condition.

Funding shortfalls have also affected DoD TA programs. For example, as a result of the expected exhaustion of annual TA benefits available to sailors, in May 2019, the Navy ceased approving TA funds for eligible sailors until the start of the government’s fiscal year 2020. Currently, Navy service members must have a minimum of three years of service before becoming eligible to use TA and cannot be in their last year of service, and for TA and the Navy College Program for Afloat College Education, funding is capped at 18 semester hours per fiscal year combined, and career funding is capped at 120 semester hours combined. In addition, eligible sailors can only use TA to fund two courses each quarter of the fiscal year, and reservists on one-year orders are ineligible for TA.

In 2024, Congress approved an approximately 5.9% increase in the funds appropriated for DoD federal off-duty and volunteer education aid programs across all military branches. On December 11, 2024, the U.S. Department of the Army announced increases to the annual cap on the dollar amount of tuition assistance benefits and to the hours cap for each semester. It is unclear whether the increased funding will encourage other military branches to expand service member eligibility for TA programs, or the amount of the service member annual benefit. We expect each military branch and the DoD to continually evaluate their approach to education funding, and the resulting changes could have an impact on the funds available to service members to pursue their education at our institutions.

Department of Veterans Affairs

The VA administers education benefits provided by federal law, including the Montgomery GI Bill, or GI Bill, and the Post-9/11 GI Bill. APUS, RU, and HCN are approved to provide education to veterans and members of the selective reserve and their dependents by the state approving agencies where RU and HCN campuses are located for RU and HCN, and in West Virginia for APUS. In order for an institution to participate in VA education benefits, it must be a participant in the Title IV programs.

For the 2024-2025 academic year, an eligible veteran who attends a non-public U.S. institution may receive veterans education benefits to pay for tuition and fees based on the net cost to the veteran up to $28,937.09. Veterans pursuing a program of education on a more than half-time basis at an on-campus location are eligible for a monthly housing allowance equal to the basic allowance for housing available to service members in that location who are at a military pay grade E-5 and have dependents. Veterans pursuing a program of education solely through distance education on a more than half-time basis are eligible to receive a monthly housing allowance equal to 50% of the national average, or $1,177.50 per month.

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

Institutions were generally required to be in compliance with the Isakson Roe Act by August 2021. However, the Isakson Roe Act allowed institutions to seek from the VA a one-academic-year waiver of Section 1018. Subsequently, the REMOTE Act delayed the effective date of the Isakson Roe Act’s Section 1018 requirements to August 1, 2022, and institutions were permitted to seek a one-academic-year waiver of that deadline beginning June 15, 2022. RU did not seek a waiver of the August 1, 2021, compliance deadline, and it satisfied Section 1018 requirements by that deadline. In September 2021, APUS and HCN received waivers for the requirements of Section 1018 for the period August 1, 2021, through July 31, 2022. APUS and HCN did not seek additional waiver extensions, and they satisfied Section 1018 requirements by July 31, 2022.

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

On August 26, 2022, former President Biden signed into law the Ensuring the Best Schools for Veterans Act of 2022, which modifies how the VA implements the rule generally forbidding use of VA benefits for students enrolling in a program in which more than 85% of students enrolled in the program have any portion of their tuition, fees, or other charges paid to or for them by the institution or by the VA, or the 85/15 Requirement. Among other things, the law clarifies that reporting associated with the 85/15 Requirement generally does not apply to institutions at which 35% or fewer students receive GI bill benefits, computed separately for the main campus and any branch or extension of the institution. The law also exempts programs for which fewer than 10 students have any portion of their tuition, fees, or other charges paid to or for them by the institution or by the VA. An institution that meets the requirements for an exemption must submit verifying information to the VA on a biennial basis.

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

HCN offers its students extended payment plan options. The extended payment plan is designed to assist students with educational costs including tuition and fees. The extended payment plan is subject to various federal and state laws and regulations, such as the Truth in Lending Act as implemented in Regulation Z, the Equal Credit Opportunity Act as implemented in Regulation B and the Unfair, Deceptive or Abusive Acts or Practices provisions of Title X of the Dodd-Frank Act.

In addition, HCN offers an institutional affordability grant to students demonstrating financial need to cover the difference between the total cost of tuition and fees less the amount of all eligible financial aid resources. The grant is designed to limit a student’s monthly payment to $200 through an award of up to $200 per month, or $600 per term after consideration of financial aid, employer tuition reimbursement, and other financial resources.

Consumer Protection

Consumer Financial Protection Bureau

The CFPB has pursued enforcement actions against certain for-profit institutions of higher education and has released several reports that directly address issues related to institutions of higher education. In November 2024, the CFPB Education Loan Ombudsman released its annual report which analyzed a sample set of 1,301 private student loan complaints (out of 4,107 received complaints) and 2,977 federal student loan complaints (out of 14,170 received complaints) received during the 2023-2024 award year. The CFPB indicated that with respect to the private student loan complaints, almost one in three of the sample set were submitted by borrowers seeking loan cancellation; and with respect to the federal student loan complaints, many complaints involved problems consumers had dealing with their loan servicer. We do not know what enforcement actions the CFPB may pursue, or what steps Congress or federal agencies may take, in response to these reports and whether such actions, if any, will have an adverse effect on our business or results of operations.

Federal Trade Commission

In October 2021, in what it termed a broad-based initiative to deter for-profit college fraud, the FTC issued informational notices to 70 for-profit higher education institutions, including APUS and RU, informing them of certain marketing practices the FTC had previously determined to be deceptive or unfair and therefore unlawful under the FTC Act. The FTC indicated that an institution’s receipt of the notice was not an indication that the institution has engaged in deceptive or unfair conduct. The informational notices were sent in furtherance of an FTC Act provision permitting penalties against those engaging in unfair or deceptive acts or practices with actual knowledge of their unfair or deceptive nature. The informational notices informed the institutions that engaging in such practices could subject a company to civil penalties under that provision. By providing the informational notices, the FTC is able to document that the institutions have knowledge that the FTC has found these marketing practices to be unfair or deceptive. The FTC also announced that it would be enhancing its enforcement cooperation with other agencies with oversight of educational institutions, including ED’s Office of Federal Student Aid and the VA. We do not know what enforcement actions the FTC may pursue in light of its informational notices and whether such actions, if any, will have an adverse effect on our business or results of operations.

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

In October 2021, ED announced that it had restored an Office of Enforcement within ED’s Office of Federal Student Aid to strengthen oversight of and enforcement actions against postsecondary institutions that participate in federal student loan, grant, and work-study programs. In September 2024, the Office of Enforcement issued a Federal Student Aid Enforcement Bulletin describing conduct that creates a risk of engaging in substantial misrepresentations, which may prompt administrative action by ED against an institution.

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

In July 2017, ED began a program review of RU’s administration of Title IV program during the 2015-2016 and 2016-2017 award years. In September 2022, RU received a program review report from ED that asserted 14 findings of noncompliance with Title IV rules, including rules related to Title IV administration, policies, and consumer information and reporting requirements, and the federal work study, Pell Grant, and Federal Supplemental Educational Opportunity Grant programs. The program review required RU to do a review in connection with the federal work study finding, prepare policies and procedures, return small amounts of funds to two students, provide training, and take other actions in connection with the findings, and to provide a response, which RU timely provided. In July 2023, ED officially closed the program review by issuing a final program review determination and indicating that 12 of the findings were considered resolved with no liabilities. The remaining two findings related to Title IV administration had established liabilities of less than $100. ED determined that the total liability was minimal as it was under the $1,000 threshold so no recoupment was required; however, RU was responsible for, and has taken all steps necessary, to ensure that adequate corrective procedures had been implemented.

In July 2022, HCN received from ED the final program review determination from a review that had been pending since June 2017, and in September 2022 ED notified HCN that it had closed the program review, and no further action was required. The review included findings of a failure to prorate fees, return of Title IV funds calculations that were not properly computed, untimely and inaccurate reporting to the National Student Loan Data System, incomplete verification, and cost of attendance formulation deficiencies. HCN was required to do a full file review in connection with the return of Title IV funds finding, to have the review tested by an independent auditor, and to prepare policies and procedures and take other actions in connection with the findings. The total liability for this finding was approximately $12,000.

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

In order to participate in TA, institutions must agree to participate in DoD’s ICP. An institution that, through the ICP, is found noncompliant with DoD requirements and demonstrates an unwillingness to resolve a finding may be subject to a range of penalties from a written warning to termination of the institution’s participation in TA. APUS and RS have previously been subject to ICP reviews. For example, in February 2020, DoD informed APUS that it was one of 250 institutions selected for ICP review in 2020. Upon request, in May 2020, APUS submitted a self-assessment in connection with the ICP. In November 2020, DoD issued a report finding that APUS did not clearly articulate certain policies or clearly make certain disclosures. As required, APUS submitted its corrective action plan and related evidentiary support and in April 2021, APUS was informed that the review had been completed, and no further actions are required. In February 2025, ICP notified APUS that it will conduct a review of APUS compliance with the DoD MOU.

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

Regulatory Actions and Restrictions on Operations

Many actions that we may wish to take in connection with our operations are subject to regulation from a variety of agencies. For example, ED’s regulations, state regulatory requirements, and accrediting agency standards may, in certain instances, limit our ability to acquire or sell institutions, and to establish additional locations and programs. For example, as described in “Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Eligibility and Certification Procedures”, RU is currently subject to certain temporary growth restrictions on the institution, including imposing limitations on new programs and locations and imposing a cap on the number of students that participate in Title IV programs that can be enrolled. Many states require approval before institutions can add new programs, campuses, or teaching locations. Generally, these agencies require institutions to notify them, and sometimes require institutions to obtain their approval, in advance of opening a new location or implementing new programs. APUS is regulated by its institutional accreditor HLC as well as a state agency in West Virginia. RU is regulated by its institutional accreditor HLC as well as the state agencies in Florida, Illinois, Kansas, Minnesota, North Dakota, and Wisconsin. HCN is regulated by its institutional accreditor ABHES as well as the state agencies in Ohio, Indiana, and Michigan. GSUSA is regulated by its institutional accreditor ACCET as well as a district agency in the District of Columbia.

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

In October 2022, ED announced final regulations relating to change in ownership and change in control rules and procedures, effective July 1, 2023. The ownership interest threshold for publicly traded corporations remains at 25%, as described above. For entities that are not closely held or publicly traded corporations, including limited liability companies, limited liability partnerships, limited partnerships, and similar types of legal entities, the final regulations increase the ownership interest threshold from 25% to 50% for a change in ownership that results in a change in control automatically triggering ED’s approval process, and also provide that ED’s approval process may apply when a change in control occurs despite not meeting the 50% threshold. The final regulations also require institutions to notify ED and students of a planned change in ownership that results in a change in control at least 90 days in advance. In addition, the final regulations impose reporting obligations on institutions for changes in ownership that do not result in a change in control, lowering the threshold for reporting such changes from 25% to 5% ownership interest for all entity types. The final regulations also: (i) require additional financial protection (i.e., letters of credit) when a new owner is lacking financial statements or as ED determines necessary; and (ii) eliminate the existing requirement that ED continue an institution’s participation with the same terms and conditions in their Title IV agreement as prior to the transaction. In addition, the final regulations define “main campus” and modify the definitions of “additional location” and “branch campus” to clarify that a location must be within the same “ownership structure” of the institution.

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

Provisionally certified institutions of higher education such as APUS and RU, and institutions on HCM1 like APUS, RU and HCN, must seek prior approval from ED to offer new academic programs eligible for Title IV program funds and to open new locations at which Title IV program funds will be disbursed. A fully certified degree-granting institution generally is not obligated to obtain ED’s prior approval for a new location, an additional program leading to a degree at the same level previously approved by ED, or a new program that both prepares students for gainful employment in the same or related recognized occupation as an education program that has previously been designated as an eligible program at that institution and meets certain minimum-length requirements. However, ED could nevertheless require a fully certified institution to obtain prior approval for new programs and locations for purposes of Title IV program participation.

Other Regulations

GSUSA’s contracts are governed by the Federal Acquisition Regulation, or FAR, a regulatory framework. The FAR affects how GSUSA interacts and does business with its federal government clients, including by providing government agencies with rights not typically found in commercial contracts. Our government contracts may provide for termination by the government at any time, without cause. In addition, we may be subject to audits and investigations relating to these contracts, and any violations could result in civil and criminal penalties and administrative sanctions, including termination of contract, refund or suspension of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. GSUSA’s GSA Schedule contract was renewed on March 4, 2024, and expires on March 1, 2044. Failure to maintain a GSA Schedule contract would materially adversely impact GSUSA’s business. Information about risks associated with GSUSA’s contracts being governed by the FAR is provided in the “Risk Factors” section of this Annual Report.

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

In addition, ED withdrew or terminated pending rulemakings pertinent to postsecondary education shortly before the change in the Presidential administration. It is unclear what ED’s rulemaking priorities will be under the new administration, or if the administration will curtail ED’s operations, budget and rulemaking authority. For more information, see the Risk Factor captioned “The postsecondary education regulatory environment has changed and may change in the future as a result of U.S. federal elections”.

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

Our marketing strategy for APUS traditionally focused on building long-term, mutually beneficial relationships with businesses, other organizations, and individuals in military, military-affiliated, and public service communities. We must continue to develop and expand marketing channels that attract college-ready students unaffiliated with the military who may perform well at APUS and focus on efforts to attract students outside of the military, including in order to maintain compliance with the 90/10 Rule. However, we have experienced challenges attracting such students, and there is no assurance that we will be able to do so on a cost-effective basis or to prevent a further decline in non-military enrollments at APUS.

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

In April 2024, APU announced its intention to expand its reach to become a global digital university that integrates emerging technologies and enhanced teaching and learning opportunities for faculty and students, adopted a new visual identity, a new tagline: Digital Learning for Real LifeTM, an expanded global focus, and a suite of digital student services. In connection with this transition and rebranding initiative, APU aims to provide students with highly collaborative learning experiences, AI-powered classroom support, and personalized digital services. This transition and rebranding initiative may be difficult to complete, divert management attention, and require us to expend resources and incur expenses. Additionally, despite APU’s efforts, this transition and rebranding initiative may not yield increased enrollments, and, even if it does, any increased enrollments may not offset expenses we incur and could potentially impact the mix of students attracted to APU, which could have a negative effect on our compliance with the 90/10 Rule. If APU fails to successfully rebrand into a global digital university or incurs substantial expenses in an unsuccessful attempt to do so, we may fail to attract new enrollments to the extent necessary to realize a sufficient return on our efforts. Accordingly, our business, results of operations, and financial condition could be impacted.

As described more fully under “Business – Regulatory Environment – Accreditation – Institutional Accreditation – The Planned Combination of APUS, RU, and HCN”, and in the Risk Factor that begins with the caption “The planned combination of APUS, RU, and HCN,” on January 28, 2025, we announced the Combination, which may impact our ability to maintain and increase student enrollments.

The success of RU and HCN depends, in part, on our ability to maintain and increase student enrollments in those institutions’ programs. As part of our strategy to continue to build a national nursing platform, we intend to open new campuses and other operating locations; however, as a result of disciplinary actions, RU is currently and may continue to be limited in its ability to expand into new geographical markets. Accordingly, there is no assurance that we will be able to effectuate this expansion strategy at RU and HCN or if such strategy will achieve desired results. For more on the limitations on our ability to expand our nursing programs into new geographical markets, see also the Risk Factors that begin with the captions “If our institutions are unable to successfully adjust…”, “If we or our institutions fail to comply with the extensive regulatory…,” “Failure to improve certain of our programs’ NCLEX pass rates...,” as well as “Regulatory Environment – Regulatory Actions and Restrictions on Operations” and “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements” generally.

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

DoD requires us to meet certain criteria in order to access installations solely to provide counseling and generally prohibits us from holding regular or recurring office hours on installations solely to provide counseling. Furthermore, DoD MOUs, which specify terms and conditions of participation in TA and are discussed in more depth in “Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Defense”, and the related increased focus by DoD on relationships with and oversight of educational providers, or additional DoD restrictions, could lead to adverse changes in the nature of our relationships with military installations and their education centers and our access to military service members.

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

Events not directly related to education programs could lead to a reduction in registrations from students on active duty. For example, large-scale personnel reductions or other significant drawdowns of U.S. active-duty military forces would likely have a negative effect on enrollment and course registrations. Increased operations and overseas deployments, increased demands on active-duty service members, and limited internet access associated with some deployments could also negatively impact the ability of certain active-duty military students to pursue higher education.

Congressional inaction on budgetary matters has led to lapses in funding or has resulted government shutdowns, and policy changes have affected federal student aid programs at DoD. A future government shutdown, particularly one that impacts DoD or includes suspension or resulting modification of TA programs, including in connection with congressional action or inaction relating to the federal debt ceiling, could have a material adverse effect on APUS’s enrollments and on our cash flows, results of operations, and financial condition. In addition, budget cuts or constraints, including in connection with the failure to increase or a delay in increasing the federal debt ceiling, could negatively affect us by leading to force reductions or cuts to services and tools that we or APUS’s students rely upon for recruitment, enrollment, access, and TA. Even temporary changes to military activity and budgets may adversely affect operations.

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

RU enrollments have been impacted by adverse findings by accrediting agencies and state regulatory bodies as a result of failures to meet applicable NCLEX benchmarks, operational challenges, self-imposed enrollment caps, the pause on new enrollments, and the consolidation and closure of campuses, as discussed in greater detail in “Risks Related to the Regulation of Our Industry”. In addition, RU enrollments may be affected by challenges related to implementation of our integrated curriculum and testing services, along with any resulting student complaints and our approach to resolving such complaints. If RU enrollments do not continue to stabilize, RU’s and our reputation, profitability, financial condition, results of operations, and cash flows could be materially adversely affected. While we have identified, and continue to work to identify, new marketing strategies and other initiatives that we believe will attract and enroll quality students, there can be no assurance that these efforts will be successful.

Changes our institutions may make to their operations to improve the student experience and enhance our institutions’ ability to identify and enroll students who are likely to succeed may adversely affect our institutions’ enrollment, profitability, financial condition, results of operations, and cash flows.

We have identified, and continue to work to identify, potential changes and initiatives that we believe will more effectively attract and lead to the enrollment of students who are ready for and who are likely to persist in our institutions’ programs. We continue to support those students, and help improve their educational outcomes, including through changes to admissions, initiatives to increase the level of engagement and collaboration in the classroom, to improve the educational outcomes of our students, and strengthen the bond with students. We also have implemented initiatives dedicated to helping students pass the NCLEX exam the first time by identifying student-specific challenge areas, providing customized tutoring resources and faculty training, and making changes to curriculum and course retake policies at RU and HCN.

Additional initiatives have included and may in the future include the following:

•altering our institutions’ marketing efforts to target the appropriate prospective students;
•changing tuition costs and payment options;
•further revising admissions standards and requirements;
•additional updates to the admissions process and procedures; and
•implementing more stringent satisfactory academic progress standards.

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

We believe that our institutions need to continuously update and expand the content of their existing programs and develop new programs, specializations, and modes of teaching in order to continue to attract and retain qualified students and remain competitive in the postsecondary education market. However, the updates and expansions of our institutions’ existing programs and the development of new programs and specializations may not be accepted by accreditors, state and federal regulators such as ED, existing or prospective students, or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if our institutions are able to develop acceptable new programs, they may not be able to introduce these new programs as quickly as students require or as quickly as competitors introduce competing programs. To offer a new academic program, our institutions may be required to obtain appropriate federal, state, and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, growth restrictions imposed on our institutions in connection with changes in ownership or otherwise may adversely impact our ability to adjust to future market demands. For example, including due to the change in ownership from APEI’s acquisition of RU, RU is currently subject to ED-imposed restrictions on new programs and locations and on the number of students receiving Title IV who can be enrolled at RU. Additionally, state-imposed constraints exist on RU enrollments in Minnesota and Kansas. These restrictions will limit or adversely affect RU’s growth opportunities, including restricting its ability to serve additional students, particularly additional nursing students, and limiting its ability to continue to evolve to address current needs by providing new or modified programs. If we are unable to respond adequately to changes in market requirements due to financial constraints, regulatory limitations, or other factors, our institutions’ ability to attract and retain students could be impaired and our financial results could suffer.

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

Within the postsecondary education market, our institutions compete primarily with not-for-profit public and private two-year and four-year colleges, as well as other for-profit schools. Public institutions receive substantial government subsidies, and public and private not-for-profit institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. These institutions may have instructional and support resources, or course delivery tools, that are superior to those of our institutions and other for-profit schools. Many of these competitors, whether for-profit, not-for-profit, or public, may also be able to leverage their greater scale, size, name recognition, and financial and other resources to compete for potential students, or to provide instructional and support resources that may be superior to those of our institutions and other for-profit schools. In addition, as indicated in “Our Market and Competition – Competition – Institutions Serving Military Students”, the Armed Forces have established, and may in the future establish, their own postsecondary education programs. Within the nursing education market, we compete with other schools offering similar programs, including for-profit and not-for-profit public and private colleges, that may have greater resources or a greater market presence or reputation in the local areas we serve. In addition, because of the relatively local focus of RU’s and HCN’s nursing programs, our competitive environment is impacted by various factors that are specific to the particular areas where our campuses are located, including local supply and demand dynamics for our programs, nurses, and nursing schools. RU’s and HCN’s results are therefore more susceptible to the actions of single competitors than the results of an institution that draws from a broader geographical area. For example, a particularly effective or ineffective marketing approach by another school, or the opening or closing of another school, could have unanticipated detriments or benefits to RU’s and HCN’s competitive position.

Within the postsecondary education market generally, we have experienced increased competition from new market entrants providing both online and non-traditional programs, including providers partnering with Online Program Management, and a shift of for-profit institutions to not-for-profit status. In the fall of 2024, there was an industry-wide increase of approximately 3% in undergraduate enrollment as compared to an approximate 2% increase in the fall 2023. However, despite overall increases in online postsecondary enrollments at the undergraduate and graduate levels, data suggest that previous growth in enrollment in postsecondary degree-granting institutions is slowing. The combination of reduced growth or declines in the postsecondary student population and the entrance of additional providers in the online postsecondary education market will further intensify competition, and any resulting decline in the number of enrollments could have an adverse effect on our results of operations. In addition, although our overall advertising costs decreased year-over-year in 2024, increased competition for college-ready students has led to an increase in the cost of advertising in certain marketing channels. Increases in our advertising costs, and continued increases in the cost of advertising in certain marketing channels, may adversely impact our ability to attract college-ready students and/or increase our student acquisition costs.

We expect to continue to face greater competition from non-traditional offerings, provided by both educational institutions and non-traditional providers.

Competing institutions and others provide non-traditional education programs without charge or at low costs, including CBE programs, coding bootcamps, micro-credentialing, massive open online courses, and other flexible and individualized programs. We believe that our institutions will continue to face new competition from non-traditional programs, including lower cost programs. We offer or are working to develop our own alternatives in some of these areas. However, these efforts may not be successful. Other institutions have programs that are more fully developed, and our offerings may not be as successful, broad, or large enough or receive market acceptance. Our institutions may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect their business or results of operations. Increased availability of federal student financial aid for CBE programs could create additional competition and drive additional students toward non-traditional education programs. These factors could cause our institutions’ enrollments, revenue, and profitability to decrease significantly.

Tuition and fee increases at RU, APUS, and HCN could have an adverse impact on enrollment, our financial condition and our results of operations.

As more fully described in “Our Institutions and Operations – Our Institutions – Accreditation – Affordability and Cost of Attendance”, certain of our institutions implemented tuition and fee increases for certain or all students across select or all programs, as the case may be. Even with these increases, tuition and fees for our institutions are designed to be affordable and competitive when compared to the tuition and fees at similar institutions offering the same level of flexibility, accessibility, and student experience. However, higher tuition and fees may cause potential students to be unwilling, or unable, to enroll at our institutions and/or in affected programs, and existing students may be unwilling, or unable, to remained enrolled, resulting in lower enrollments at our institutions and adverse impacts on our financial condition and results of operations.

RU’s actual and planned closure of campuses or termination of programs on certain campuses may adversely impact RU and us.

In August 2023, RU decided to voluntarily pause new enrollments in the Bloomington, Minnesota ADN program beginning in November 2023, and, after informing in December 2023 MBN that it intended to voluntarily close the program, RU closed the program effective June 15, 2024. This program had been subject to adverse action and heightened scrutiny from regulators as a result of a continued failure to meet applicable regulatory and accreditor requirements.

In July 2024, RU closed its Lake Elmo, Minnesota campus and moved all enrolled students at the campus to RU’s Eagan, Minnesota campus, which is located less than 10 miles from the Lake Elmo campus. In addition, in May 2024, RU notified the EAP that it intends to voluntarily close its Green Bay, and Wausau, Wisconsin campuses, effective December 31, 2025, and 2026, respectively. Taken together, the actions regarding the Lake Elmo campus and Wisconsin campuses are expected to directly impact approximately 190 students, or 1% of RU’s current total enrollment.

As RU evaluates its other campuses and programs, it could make similar consolidation and closure decisions about other campuses or programs. The closure of RU’s Bloomington, Minnesota ADN program, Green Bay, and Wausau, Wisconsin and Lake Elmo, Minnesota campuses, or any consolidation and closure of other campuses or programs may have an adverse impact on RU’s enrollments and reputation, which could further impact RU’s enrollments, operations, cash flows, and financial condition. Consolidation and closure decisions could also adversely impact online enrollment in the areas surrounding the closed campuses. In addition, any future consolidation and closure could have a more significant impact on RU’s overall student body than these closures.

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

Findings of noncompliance with these laws, regulations, standards, and policies could result in any of the respective regulatory agencies taking certain actions, including: (i) imposing monetary fines, penalties, or injunctions; (ii) limiting operations, including restricting our institutions’ ability to offer new programs of study or to open new locations, or imposing limits on our growth; (iii) limiting or terminating our ability to grant degrees; (iv) restricting or revoking our institutions’ accreditation, licensure, or other approval required to operate; limiting, suspending, or terminating our institutions’ eligibility to participate in Title IV programs, TA, or VA education benefit programs; (v) requiring us to repay funds, post a letter of credit, or become subject to payment methods for Title IV programs that are not the advance payment system; (vi) subjecting us to civil or criminal penalties; (vii) or other actions that could have a material adverse effect on our business. See also the Risk Factor that begins “Government and regulatory agencies and third parties…” below.

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

For example, effective as of July 2024, a new Minnesota statute prohibits private educational institutions from using agreements that restrict students from disclosing information in connection with many types of student complaints. In October 2024, MOHE notified RU that it had determined that RU had used an impermissible nondisclosure agreement with one student. RU has responded to MOHE’s request for information with respect to this matter; however, there can be no assurance that RU will be able to favorably resolve this matter with MOHE or that MOHE will not take adverse action against RU, which could reflect a range of actions, including, but not limited to, fines, penalties, operational limitations, administrative reporting, monitoring, and up to revocation of RU’s status as a registered institution in Minnesota, the state where RU’s main campus is located.

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

If our institutions fail to maintain their institutional accreditation, they will lose the ability to participate in Title IV and DoD TA programs and our student enrollments would decline.

Accreditation at the institutional level by an accrediting agency recognized by ED is necessary to participate in Title IV and TA programs. Our institutions’ accrediting agencies may impose restrictions on their accreditation or may terminate their accreditation. To remain accredited, our institutions must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources, and financial stability. Our institutions also must comply with accrediting agency policies and requirements, such as the requirements to apply and wait for approval before making certain changes. For example, as it did with the acquisition of RU, or the Rasmussen Acquisition, HLC requires approval before the closing of a transaction in order for an institution to maintain accredited status after closing. The standards of accrediting agencies that accredit our institutions and programs can and do vary, and accrediting agencies may prescribe more rigorous standards than are currently in place. Complying with more rigorous accreditation standards could require significant changes to the way we operate our business and increase our administrative and other costs. No assurances can be given that our institutions or programs would be able to comply with more rigorous accreditation standards in a timely manner or at all. Failure to meet accreditation criteria or standards or to comply with accreditation policies and requirements could result in the loss, limitation, modification, or suspension of accreditation at the discretion of the accrediting agency. The complete loss of institutional accreditation at one of our institutions would, among other things, render the institution and its students ineligible to participate in Title IV, TA, and VA programs, and have a material adverse effect on our enrollments, revenue, and results of operations. In addition, accrediting bodies may adopt new or revised criteria, standards, and policies that are intended to monitor, regulate, or limit the growth of our programs or for-profit institutions like ours.

Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Many institutions will only accept transfer credit from institutions with certain institutional accreditation. Students and sponsors of tuition reimbursement programs look to accreditation for quality assurance, and employers rely on institutions’ accredited status when evaluating a candidate’s credentials. In addition, certain of our programs are accredited by programmatic accrediting agencies or recognized by professional organizations. If our institutions fail to satisfy the standards of these programmatic accrediting agencies, including as it relates to specific student achievement indicators, and professional organizations, the relevant programs could lose the programmatic accreditation or professional recognition, which could result in materially reduced student enrollments in those programs and have a material adverse effect on us. In addition, in certain cases, professional licensure will not be granted if an applicant for licensure earned the relevant educational credential from an institution or educational program that lacks institutional or programmatic accreditation. Failure to obtain or maintain programmatic accreditation or professional recognition for certain programs could prevent our students from seeking and obtaining licensure or employment, result in materially reduced student enrollments in affected programs, and have a material adverse effect on us.

If one or more of our institutions does not comply with the 90/10 Rule for two consecutive years, it or they will lose eligibility to participate in federal student financial aid programs.

The HEA requires all for-profit education institutions to comply with what is commonly referred to as the 90/10 Rule, which imposes sanctions on institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs and other federal educational assistance funds, as calculated under ED’s regulations. As more fully described in “Regulatory Environment–Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – The ‘90/10 Rule’” for fiscal years beginning on or after January 1, 2023, federal educational assistance funds used to calculate the “90%” side of the ratio include Title IV funds and all other educational assistance funds provided by a federal agency directly to an institution or a student, including the federal portion of any grant funds provided by or administered by a non-federal agency, except for non-Title IV federal educational assistance funds provided directly to a student to cover expenses other than tuition, fees, and other institutional charges. The 90/10 Rule no longer permits institutions to count federal aid for veterans and service members as part of the “10%” side of the ratio. As a result, effective January 1, 2023, TA and VA benefits are included in the “90%” side of the ratio. While each of our institutions was in compliance with the 90/10 Rule for 2024, with APUS’s relevant percentage for 2024 being 89%, there is no assurance that we will continue to be able to comply in future years, particularly at APUS. The Combination (as defined below) is expected to benefit 90/10 Rule compliance and other regulatory considerations; however, there can be no assurance that the Combination will have the expected benefits or when those benefits will be realized.

As a result of the problems with TA discussed in further detail in the Risk Factor that begins “Our student registrations, revenue, and cash flow have been adversely impacted...” below, approximately $18.4 million in cash payments from the Army to APUS that were expected to be received in 2021 and 2022 were received in 2023. This together with the January 1, 2023, change to the 90/10 Rule and enrollment growth among service members as compared to declines in students who use non-federal educational assistance funds, caused APUS’s 90/10 Rule percentage to increase.

In September 2023, APUS changed its approach to invoicing for TA to offset the effect of the receipt of the delayed payments from the Army. APUS took longer to bill TA, which had the effect of delaying into 2024 payments for TA that ordinarily would have been received in 2023. APUS’s change in billing approach resulted in approximately $22.1 million of receivables that we would have expected to receive in 2023 being received in 2024. The change in billing approach positively impacted the “90%” side of the ratio in 2023. In January 2024, APUS separately revised its billing policy for students utilizing TA from two weeks to five weeks after course start date to nine weeks after the course start date. The change in billing approach positively impacted the “90%” side of the ratio in 2024.

In December 2024, APUS implemented another change to its approach to invoicing for TA, delaying into 2025 payments for TA that ordinarily would have been received in 2024. We estimate that APUS’s change in billing approach resulted in approximately $26.4 million of receivables that we would have expected to receive in 2024 being received in 2025. While the change in billing approach positively impacted the “90%” side of the ratio in 2024, it reduced operating cash flow in 2024, may result in increased bad debt expense in 2025, and may cause the “90%” side of the ratio to increase in 2025 or future years, which could have an adverse impact on our cash flow and results of operations, as well as APUS’s ability to comply with the 90/10 Rule in 2025 or future years. The change in billing practice added to our accounts receivable as of December 31, 2024, and resulted in an increase to our leverage ratios as of December 31, 2024, under our Credit Agreement and the purchase agreement for the shares of Series A Senior Preferred Stock, each as defined and discussed in “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9. Long-term Debt” and “ – Note 13. Preferred Stock”. While we do not anticipate that a higher leverage ratio will have material limitations on our expected operations for 2025, it could result in reduced operational flexibility in 2025 and future years.

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

We cannot predict whether Congress or ED will continue to modify the 90/10 Rule with respect to relevant sources of funds or other aspects of the calculation. For example, in recent years Congress has considered various other proposals that would modify the 90/10 Rule, including proposals to decrease the limit on Title IV funds from 90% to 85%. Such proposals, or other similar legislation, should they become law, could have a material adverse impact on the operations of our institutions. In addition, states have passed or may in the future pass, their own versions of the 90/10 Rule that like the new federal 90/10 Rule include TA and VA education benefits or other sources of funds in the “90%” side of the ratio. To the extent that any additional laws or regulations are adopted that further limit or condition the participation of for-profit schools or distance education programs in TA or in Title IV programs, or that further limit or condition the amount of TA for which for-profit schools or distance education programs are eligible to receive, our financial condition and results of operations could be materially and adversely affected.

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

While each of our institutions was in compliance with the 90/10 Rule for 2024, we expect continued challenges with compliance with the 90/10 Rule, particularly at APUS. Enrollments at APUS from students who use TA funds have been trending upward, while enrollments from students who use non-federal educational assistance funds continued to decline. This is making it more difficult to satisfy the 90/10 Rule at APUS. In order to try and address the challenges with respect to 90/10 at APUS, we may pursue strategic transactions, including business combinations and acquisitions. Those transactions may not be successful or could cause disruption to our operations. For examples of some of the challenges that some types of strategic transactions could have, see the Risk Factors with the captions beginning with “The planned combination of APUS, RU, and HCN” and “Business combinations and acquisitions may be difficult to integrate …” below.

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

As described in “Business – Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Defense” and “Business – Regulatory Environment – Compliance with Regulatory Standards and the Effect of Regulatory Violations – Compliance Reviews”, each institution participating in TA is party to an MOU in a similar form outlining certain commitments and agreements in connection with accepting funds from TA. For example, the MOUs include an agreement to participate in the DoD’s ICP, in order to participate in TA. An institution that is found noncompliant with DoD requirements through the ICP and demonstrates an unwillingness to resolve a finding may be subject to a range of penalties from a written warning to termination of the institution’s participation in TA.

The DoD MOUs also provide that an institution may only participate in TA if it is accredited by an accrediting agency recognized by ED, approved for VA funding, and a participant in Title IV programs. Failure to comply with an MOU could result in an institution losing its ability to participate in TA. We also believe that in certain circumstances DoD may impose sanctions for a failure to comply instead of denying an institution the ability to participate in TA, including restricting student enrollment in TA programs, suspending an institution from enrolling new students, limiting access to military installations, subjecting the institution to heightened compliance oversight, or otherwise limiting an institution’s ability to participate in TA. In February 2025, ICP notified APUS that it will conduct a review of APUS compliance with the DoD MOU. If an institution fails to comply with the requirements of an MOU, it could result in sanctions, up to losing the ability to participate in TA, that could have a significant adverse effect on our results of operations and financial condition.

Students participating in TA constituted approximately 46% of APUS’s adjusted net course registrations for 2024. We do not know the scale or nature of future actions that may be taken with respect to TA, which could include eliminating those programs, reducing the funds, benefits, or level of reimbursement available thereunder, changing the eligibility criteria for beneficiaries, enacting new restrictions on institutional participation, or imposing other eligibility criteria on institutions, all of which could impact enrollments from service members. Other administrative changes to DoD programs could also have negative effects on our enrollments.

There have been previous changes to eligibility requirements under TA that have impacted us, and additional changes that impact us could occur in the future. Additional changes to TA could occur due to Congressional action or DoD policy and funding changes. For example, the failure of Congress to pass appropriations legislation has limited the release of funds at times in the past and could do so in the future as well, including as a result of budget disputes related to the federal debt ceiling. Annual TA funding is limited and could be exhausted in any given year due to budget constraints or changes in demand or policy. We are unable to predict whether and to what extent the Armed Forces will impose limitations on TA approvals in the future as a result of limited funding. Furthermore, we expect each military branch and the DoD to continually evaluate their approaches to education, including by launching or expanding their own institutions, as discussed in further detail in the Risk Factor that begins “Continued strong competition in the postsecondary education market...” above, and such actions could have an impact on the funds available to service members to pursue their education at our institutions. Changes in funding allocations could have a material adverse effect on APUS’s enrollments.

If we are no longer able to receive funds from TA, or if those programs are modified, reduced, eliminated, or temporarily suspended, our enrollments, revenue, and cash flow could be significantly reduced, which would result in a material adverse effect on our results of operations and financial condition. See also the Risk Factor captioned “Our student registrations, revenue, and cash flows have been adversely impacted and we could experience additional adverse impacts as a result of the Army’s transition to new systems for soldiers to request TA” below.

HLC could identify deficiencies during its mid-cycle comprehensive evaluation of APUS and take adverse action against APUS based on such deficiencies.

HLC conducted a focused visit at APUS in March 2024 after HLC raised potential concerns regarding APUS’s compliance with standards related to program development oversight and program assessment processes as a result of certain courses not being available for students in one program. In June 2024, HLC affirmed that APUS addressed all concerns regarding compliance with HLC standards. However, pursuant to HLC policy, APUS transitioned from the Open Pathway to the

Standard Pathway because of the decision to conduct a focused visit. As a result of this transition, APUS is subject to a mid-cycle comprehensive evaluation. For more details on this evaluation and related details involving the Combination, see “Business – Regulatory Environment – Accreditation – Institutional Accreditation.” We cannot be sure that HLC will not identify deficiencies at APUS during the mid-cycle comprehensive evaluation site visit or call for negative accreditation-related action against APUS as a result.

ED’s new gainful employment requirements could materially and adversely affect our business.

Pursuant to new GE regulations, that took effect July 1, 2024, ED will determine the Title IV eligibility of GE programs based in part on satisfaction of specified performance levels of two measures defined by the GE regulations: the debt-to-earnings rates (which include two rates, the discretionary debt-to-earnings rate and the annual debt-to-earnings rate) and the earnings premium measure.

Programs that fail to satisfy the specified performance levels of the GE measures in two of any three successive years for which the debt-to-earnings rates or the earnings premium measure are calculated will lose access to Title IV funding. Institutions will generally be required to report certain information used to calculate these measures to ED by July 31 of each year, provided that for 2024, ED has extended the deadline numerous times, most recently to September 30, 2025. We expect that the earliest a program could lose eligibility is July 1, 2026, based on the effective date of the regulations, though ED has delayed its assessment and publication of relevant data. We expect that the earliest a program could lose eligibility is July 1, 2026. In addition, programs that fail any of the metrics in a year will be required to warn enrolled and prospective students that the program risks losing access to Title IV funding. At this time, it is difficult to predict whether our institutions’ programs will satisfy performance levels of GE metrics, including whether the programs will fail or pass.

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

As discussed more fully in “Business – Regulatory Environment – State Authorization/Licensure – State Authorization/Licensure of Our Institutions”, certain programs at certain RU campuses and in certain states have not met state-established first-time NCLEX benchmarks for consecutive years. As a result, regulators and accreditors have in some cases placed these programs on probationary or similar status or required them to take corrective action, including limiting, or taking action that has the effect of limiting, enrollment. We believe that low pass rates may be the result of a number of factors, including without limitation the academic preparedness of our students, curriculum gaps, changes in the mode of course delivery including the use of virtual courses, testing failures and inconsistencies, imbalances in enrollment and resources, and changes in admission standards. We are taking action aimed at helping prepare students and graduates for successful performance on the NCLEX exam and improving NCLEX pass rates and meeting related standards, including programmatic certification improvement plans at RU, and curriculum, academic achievement, and course retake policy changes at HCN, and results for certain programs have shown significant improvement, but there can be no assurance that our actions or will not have negative effects on RU’s or HCN’s enrollment or that we have accurately identified the underlying reasons for low pass rates or that our efforts to improve pass rates will succeed in a timely fashion, if at all, or persist to the extent they have been or may be successful. If affected programs are unable to improve NCLEX scores over time, and in some cases by the deadlines imposed on programs at certain campuses and in certain states as discussed above, this situation could have an adverse impact on their ability to enroll students and eventually our ability to continue offering the ADN programs at the applicable campuses. In addition, merely being subject to disciplinary, probationary, or similar status or requirements could make it more difficult to improve NCLEX pass rates or meet other applicable standards, such as by damaging our reputation and making it more difficult to recruit students who are likely to succeed. Any voluntary, required, or other reduction in enrollment will have an adverse impact on our revenue.

Although variability in regulator and accreditor approach to and use of discretion in enforcement of NCLEX pass rate standards makes it difficult to predict consequences, failure to abide by the terms of any restrictive status placed on these programs, take appropriate corrective action, or reach applicable threshold rates within a required timeframe could subject impacted programs to additional adverse action, including withdrawal of approval, and we could take voluntary action to curtail or terminate affected programs, any of which would have an adverse effect on our results of operations, cash flows, and financial condition. Even if the affected programs have long-term success in complying with NCLEX pass rate standards, the actions we take to comply could result in increased costs or decreased enrollments, and goodwill impairment.

RU’s Illinois ADN program was previously adversely impacted by regulatory action, including as a result of the failure to meet applicable NCLEX pass rates, and further action by regulators and accreditors could result in additional adverse impacts.

As discussed more fully in “Business – Regulatory Environment – State Authorization/Licensure – State Authorization/Licensure of Our Institutions”, RU’s Illinois ADN program had not met state-established first-time NCLEX benchmarks for three consecutive years. In February 2022, RU’s Illinois ADN program was placed on probationary status by IDFPR as a result of which RU was required to temporarily reduce admitted students in the program by 25% and was given two years to demonstrate evidence of implementing strategies to correct deficiencies and satisfy the required NCLEX pass rate. The State of Illinois enacted legislation that, effective January 1, 2024, changed the Illinois NCLEX pass rate requirements from a one-year measurement based on first attempts only to a three-year average that includes all test attempts and removed all nursing programs, including RU’s Illinois ADN program, from probationary status until September 2026. IDFPR published a list of approved nursing programs, which included RU’s Illinois ADN program without reference to probation, but it did acknowledge the program’s low pass rate for two consecutive years. There can be no assurance that IDFPR will not seek to impose different or additional requirements in connection with this change in legislation.

The inability of our institutions’ graduates to obtain professional licensure, employment, or other outcomes in their chosen fields of study, particularly in nursing, could reduce our enrollments and revenue, limit our ability to offer educational programs, and potentially lead to litigation that could be costly to us.

Certain APUS graduates seek professional licensure, employment or other outcomes in their chosen fields following graduation, particularly in nursing. State requirements for licensure are subject to change, as are professional certification standards, and we may not become aware of changes that may impact our students in certain instances. In addition, as further discussed in “Business – Regulatory Environment – State Licensure/Authorization – Federal Requirements for State Authorization/Licensure - State Authorization and Professional Licensure”, ED regulations require institutions that offer postsecondary education programs leading to employment in an occupation that requires licensure or certification to meet certain additional requirements in order for those programs to maintain eligibility to participate in Title IV programs. In each state in which the institution is located, in which students enrolled in distance education are located, or where a student enrolled after July 1, 2024, attests that they intend to seek employment, the program must satisfy the applicable state education requirements for professional licensure or certification so that a student seeking employment may qualify to take any licensure or certification exam needed to practice or find employment in the state. In the event that one or more states refuse to recognize our institutions’ students for professional licensure based on factors relating to our institutions or programs, the potential and actual growth of our institutions’ programs would be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

As more fully described in “Business – Regulatory Environment – Accreditation – Institutional Accreditation”, in prior years, several HCN programs at certain HCN campuses have failed to satisfy ABHES’ student achievement measures, and as a result, ABHES has placed certain locations and programs on program-specific warning or outcomes reporting status and required action plans. If ABHES determines that HCN’s response to the program-specific warning status is insufficient, it could take action that could have an adverse impact on our results of operations, cash flow, and financial condition, including limiting program enrollment, suspending program enrollment and new starts until HCN meets terms and conditions established by ABHES, or withdraw approval for one or more programs. HCN is also required to disclose the program-specific warnings to current and prospective students, which could adversely affect HCN’s reputation and enrollments.

If any HCN campus or program fails to satisfy ABHES achievement measures, enrollment at such HCN campus or program could decline, or we could be forced to cease enrollments at that campus or in that program, which could have a material adverse impact on HCN’s student enrollment and our and HCN’s revenue, results of operations, and cash flows. The actions HCN takes to comply with ABHES requirements may not be successful in resolving existing issues and, if those actions are targeted at specific campuses or programs, they may fail to prevent additional issues arising with respect to those or other campuses or programs. Similarly, even if HCN is successful in the long term in complying with these standards, the actions HCN takes to comply could result in increased costs or decreased enrollments, and impairment of HCN goodwill.

If our institutions fail to maintain state authorization in the states where they are physically located, the institutions would lose their ability to grant degrees and other credentials in that state and to participate in Title IV programs and DoD TA programs.

As discussed in “Business – Regulatory Environment – State Licensure/Authorization”, to participate in Title IV programs and TA, an institution must be legally authorized by the relevant education agency of the state in which its main campus is physically located. Loss of state authorization by one of our institutions in the state in which its main campus is physically located would render that institution unable to participate in Title IV programs, and therefore also TA and VA, to operate in the state and grant credentials, and to maintain institutional accreditation. If one of our institutions were to lose state authorization as to a non-main campus location, it would be unable to award Title IV aid to students at that location, and it would be unable to operate at that location.

ED regulations provide that an institution is considered legally authorized by a state if the state has a process to review and appropriately act on complaints concerning the institution, including enforcing applicable state laws, and the institution complies with any applicable state approval or licensure requirements. If a state in which one of our institutions is located fails in the future to satisfy the provisions of those regulations, our institutions’ ability to operate in that state and to participate in Title IV programs could be limited or terminated.

Our institutions’ failure to comply with the requirements of SARA or regulations of ED or various states related to state authorization could result in actions that would have a material adverse effect on our enrollments, revenue, and results of operations.

Various states impose regulatory requirements on educational institutions operating within their boundaries, including registration requirements applicable to online education institutions that have no physical location or other presence in the state but offer educational services to students who reside in the state or advertise to or recruit prospective students in the state. As described more fully in “Business – Regulatory Environment – State Authorization/Licensure”, APUS and RU must comply with the requirements of California, which is the only state that does not participate in SARA, and APUS, RU, and HCN must comply with SARA, with regard to the interstate offering of postsecondary distance education and online education. Those requirements may change from time to time and, in some instances, are ambiguous or are left to the interpretative discretion of state regulators. Changes in requirements to participate in SARA, including those approved by SARA’s coordinating entity, the board of directors of NC-SARA in October 2024, or changes to state laws and regulations and the interpretation of those laws and regulations may limit our ability to participate in the reciprocity agreements, offer education programs and award degrees. If one of our institutions were to fail to comply with such requirements, the institution could lose its ability to participate in SARA or may be subject to the loss of state licensure or authorization to provide distance education. If one of our institutions were to fail to comply with state requirements to obtain licensure or authorization, it could also be subject to injunctive actions or penalties. We cannot predict the extent to which states will retain membership in SARA, the manner in which SARA’s rules may be modified, interpreted, and enforced, our institutions’ ability to comply with SARA’s requirements and retain eligibility, or the impact that failure to meet the SARA requirements may have on our business.

As more fully described in “Business – Regulatory Environment – State Licensure/Authorization”, our institutions are subject to regulations that, among other things, clarify the required methodology for determining the state in which a student is located for purposes of satisfying state authorization requirements for distance education courses and require an institution to disclose certain information related to whether programs leading to professional licensure meet applicable state requirements, regardless of program modality. Failure to make the disclosures required by these regulations could put us at risk of administrative enforcement action or related litigation, including claims from students related to misrepresentation and other matters. In addition, we cannot predict whether, or to what extent, such disclosure requirements will have an effect on our enrollment processes and results.

Our institutions must periodically seek recertification to participate in Title IV programs, and may, in certain circumstances, be subject to review by ED prior to seeking recertification, and our future success may be adversely affected if our institutions are unable to successfully maintain certification or obtain recertification.

As more fully described in “Business – Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Eligibility and Certification Procedures”, APUS, RU and HCN must periodically seek recertification from ED, and ED may review our institutions’ eligibility and certification to participate in Title IV programs, or the scope thereof. However, also as described in the foregoing section, ED must in some cases provisionally certify an institution, which imposes additional conditions on the institution’s receipt of Title IV funds. For example, APUS and RU are currently provisionally certified with ED.

If our institutions are unable to successfully maintain certification, including provisional certification, or obtain recertification to participate in ED’s Title IV programs, they will not be able to participate in TA because each DoD MOU requires an institution to be certified to participate in Title IV programs in order to participate in TA. Similarly, an institution is required to be certified to participate in the Title IV programs in order to be eligible to participate in the VA education benefits programs. Loss of participation in Title IV programs, TA, and the VA education benefits programs would have a material adverse effect on our enrollments, revenue, results of operations, and financial condition.

Our subsidiary institutions’ failure to meet financial responsibility standards may result in additional regulatory requirements that may negatively impact cash flow or the loss of eligibility by one of our institutions to participate in Title IV programs.

To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by ED or post a letter of credit in favor of ED, and possibly accept other conditions, such as provisional certification, additional reporting requirements, or regulatory oversight of its participation in Title IV programs. As described in “Business – Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Financial Responsibility”, ED’s annual evaluations for compliance with financial responsibility standards include a composite score calculation based on line items from an institution’s audited financial statements, and such composite score must be at 1.5 or above for the institution to be deemed financially responsible. A composite score between 1.0 and 1.4 is considered by ED to be in the “zone.” An institution in the “zone” may still participate in Title IV programs as a financially responsible institution through the “zone alternative” or the “financial protection alternative” as set forth in ED regulations.

On March 4, 2024, ED notified us that according to its calculations, we had a 2022 consolidated composite score of 1.1 and our institutions were therefore in the “zone.” We disagree with ED’s calculation and conclusion and submitted a rebuttal to ED on March 18, 2024. On April 10, 2024, ED issued a response to our rebuttal, indicating that ED does not agree with our position and reiterating that our institutions must establish financial responsibility on an alternative basis. On April 17, 2024, we timely informed ED that although we continue to disagree with its composite score methodology with respect to our deferred tax asset, we selected the “zone alternative” as the alternative basis on which we establish financial responsibility. As described more fully in “Business – Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Financial Responsibility”, under the zone alternative, we must: (i) make Title IV disbursements and pay credit balances before requesting or receiving funds from ED for those disbursements; (ii) notify ED of certain events; (iii) provide regular reports to ED; (iv) require our auditors to opine on our compliance with zone alternative requirements; and (v) seek ED’s prior approval of new educational programs or locations. If our institutions are in the zone for three consecutive fiscal years, then in the fourth consecutive fiscal year they must achieve a composite score of at least 1.5. If they do not achieve that score, they will be required to comply with either the “provisional certification alternative” or the “financial protection alternative” as a condition of continued Title IV participation. Although our consolidated composite score is expected to be above 1.5 at December 31, 2024, our next financial responsibility test, there is no assurance that it will remain at 1.5 or above in the future or that if it falls in the “zone” in the future that we will be able to demonstrate financial responsibility.

The determination that we are in the zone could also result in additional adverse regulatory and accreditor requirements, limitations, and actions, including with respect to SARA, eligibility or as a result of SARA.

An obligation to post a letter of credit, or to accept other conditions, such as a change in our system of Title IV payment from ED for purposes of disbursement, as a result of not meeting financial responsibility standards, could increase our costs of regulatory compliance, or affect our cash flow.

For more on the financial responsibility requirements, please refer to “Business – Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs”.

A failure to demonstrate “administrative capability” may result in the loss of eligibility to participate in Title IV programs.

As more fully discussed in “Business – Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Administrative Capability”. ED’s regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV programs and the sanctions ED may impose if an institution fails to satisfy any of those criteria. If an institution fails to satisfy any of the administrative capability requirements, ED may require the repayment of Title IV program funds, transfer the institution from the “advance” method of payment of Title IV program funds to heightened cash monitoring status, or to the “reimbursement” method of payment, place the institution on provisional certification status, or commence a proceeding to impose a fine or to limit, suspend, or terminate the participation of the institution in Title IV programs, which would adversely affect our enrollment, revenue, results of operations, and financial condition.

ED rules related to BDTR claims may create significant liability that could have an adverse effect on our business and results of operations.

Under the HEA, ED is authorized to specify in regulations which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a loan under the Direct Loan Program, or a Direct Loan. As more fully described in “Business – Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Borrower Defenses”, ED may initiate a proceeding to collect from an institution the amount of relief resulting from a borrower defense brought by an individual borrower. If ED determines that borrowers of Direct Loans (or Direct Consolidation Loans made after July 1, 2023) who attended our institutions have a defense to repayment of their Direct Loans, we could be subject to repayment liability to ED that could have a material adverse effect on our financial condition, results of operations, and cash flows. However, the July 1, 2023, effective date of the 2022 Borrower Defense Regulations is currently enjoined nationwide by court order. As a result of the injunction, ED announced that while it will not adjudicate any borrower defense applications under the 2022 Borrower Defense Regulations unless and until the effective date is reinstated, it will continue to adjudicate borrower defense applications under the 2016 Borrower Regulations and 2019 Borrower Defense Regulations if required pursuant to a court ordered settlement. In 2022, ED joined a class settlement agreement resulted in a blanket grant of automatic, presumptive relief for all BDTR applications filed by students at certain institutions through June 22, 2022, but our institutions were not included in the blanket grant of relief. As discussed in “Business – Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Borrower Defenses”, APUS, RU and HCN have received from ED BDTR claims for students seeking a discharge of loans dated after July 22, 2022. Each of the respective institutions disputes the validity of these claims and has filed responses to them with ED. Due to the 2022 Borrower Defense Regulations injunction we cannot predict whether the final regulations will result in regulatory changes that would harm our business, and we cannot predict, if the 2022 Borrower Defense Regulations are upheld, whether ED will grant BDTR relief for the claims, or if so, whether it will seek recoupment from our institutions. However, if in the future our institutions are subject to ED recoupment actions, our business, reputation, enrollments, and financial condition may be adversely impacted.

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

The Trump administration and current Congress may act to change or eliminate education-related legislation and ED regulations, and to enact new legislation to alter existing regulations and could act to change existing ED policies and practices with respect to matters related to postsecondary education institutions. President Trump and members of his administration have also stated that the administration intends to dismantle ED, limiting its functions to only those that are statutorily required or transferring oversight of certain functions to other agencies. In addition, news reports indicate that an Executive Order to this effect is reportedly pending. We cannot predict what actions the Trump administration will take with respect to the operations of ED or the response of the staff of ED to any such actions, nor can we predict the extent to which the Trump administration and Congress, or any future administration or Congress, will act to change or eliminate or to implement new laws, regulations, standards, policies, and practices, nor can we predict the form that new laws, regulations, standards, policies, or practices may take or the extent to which those regulations, practices or policies may impact us or our institutions or federal funds disbursed to schools through Title IV programs or TA. For example, even without changes being made to Title IV programs, more general changes or uncertainty at ED could cause disruptions or delays in the processing of Title IV or other necessary interactions with ED. Significant changes to ED or to federal regulation of higher education could have a material adverse impact on our enrollment, revenue, results of operations, and financial condition.

A failure by our institutions to comply with ED’s incentive payment rule could result in sanctions and liability under the False Claims Act.

If one of our institutions pays a bonus, commission, or other incentive payment in violation of the HEA’s prohibition on such payments, commonly referred to as the incentive payment rule, the institution could be subject to sanctions, which could have a material adverse effect on our business. If ED determines that one of our institutions violated the incentive payment rule, it may require the institution to modify its payment arrangements to ED’s satisfaction. ED may also fine the institution or initiate action to limit, suspend, or terminate the institution’s participation in Title IV programs. ED may also seek to recover Title IV funds disbursed in connection with the prohibited incentive payments. As described in “Business – Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Incentive Payment Rule”, changes in the interpretation of this prohibition may create uncertainty about what constitutes impermissible incentive payments and errors in the implementation of our compensation programs and arrangements may also lead to impermissible payments. Ambiguities as to how the incentive payment rule is interpreted also may influence our approach, or limit our alternatives, with respect to employment policies and practices and consequently may negatively affect our ability to recruit, retain, and motivate employees.

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

As described more fully under “Business – Regulatory Environment – Student Financing Sources and Related Regulations/ Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Student Loan Defaults” and “ – Cohort Default Rate”, if the cohort default rate for any year exceeds 40% in any single year, or exceeds 30% for three consecutive years, an institution loses eligibility to participate in Title IV programs. If an institution’s cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate.

In September 2024, ED released final official cohort default rates for institutions for federal fiscal year 2021, with ED reporting a zero percent cohort default rate for APUS, RU, and HCN. These rates were favorably impacted by regulatory relief provided in connection with the COVID-19 pandemic pursuant to which borrowers with Title IV program student loans were not required to make payments, but interest accrual on forborne federal student loans resumed on September 1, 2023, and payments became due beginning October 1, 2023. In connection with these developments, ED implemented a 12-month “on-ramp” to repayment, running from October 1, 2023, to September 30, 2024, during which borrowers were not placed into default for missed payments. The end of COVID-19 pandemic-related student loan forbearance and the 12-month “on-ramp” period may lead to higher default rates in the future. ED has also announced other actions intended to provide debt relief and support for student loan borrowers, such as instituting a new income-driven repayment plan. However, there can be no assurance that our institutions’ cohort default rates will benefit from these efforts.

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

We rely on third parties to administer elements of APUS’s, RU’s, and HCN’s participation in Title IV programs and their failure to perform services as agreed or to comply with applicable regulations could cause us to lose our eligibility to participate in Title IV programs.

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

As more fully described in “Business – Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Regulation of Title IV Financial Aid Programs – Title IV Return of Funds”, an institution participating in Title IV programs must calculate unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must timely return those funds. Under ED regulations, late returns of Title IV program funds for 5% or more of students sampled in connection with the institution’s annual Title IV compliance audit constitute material noncompliance for which an institution generally must submit an irrevocable letter of credit.

Our institutions’ failure to comply with ED’s substantial misrepresentation rules could result in material sanctions.

As more fully described in “Business – Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Regulation of Title IV Financial Aid Programs – Substantial Misrepresentation”, ED may fine, suspend or terminate the participation in Title IV programs by an institution that engages in substantial misrepresentation regarding the nature of its education program, its financial charges, or the employability of its graduates. If administrative actions or litigation claiming substantial misrepresentation were brought against our institutions, we could incur legal costs related to their investigation and defense, which could materially and adversely impact our financial condition.

Enforcement of laws related to the accessibility of technology continues to evolve, which could result in increased information technology development costs and compliance risks.

Our institutions make certain course content available to students through personal computers, mobile devices, and other technological devices. The curriculum makes use of a combination of graphics, pictures, videos, animations, sounds, and interactive content. We also communicate to both the general public and our enrolled students through our websites, which also triggers accessibility requirements under federal law. Federal agencies, including ED and the Department of Justice, have considered or are considering how electronic and information technology should be made accessible to persons with disabilities, including via specific technical standards. For example, as discussed further in “Business – Regulatory Environment – Department of Education – Regulation of Title IV Financial Aid Programs – Accessibility for Students and Disabilities”, ED’s

OCR has in recent years taken enforcement action against higher education institutions in connection with the inaccessibility of their websites and online learning management platforms to persons with a disability. In 2022, OCR initiated a compliance review of APUS’s learning management system and courses. In August 2024, OCR identified we were out of compliance with certain accessibility requirements for people with disabilities for ten courses. Currently, APUS is cooperating with OCR on a resolution to bring APUS into compliance. At this time, we cannot predict when the compliance review will be completed, additional costs associated with compliance, whether there will be any further findings , or whether OCR will place any liability or other limitations on APUS as a result of the compliance review.

As a result of such enforcement action or as a result of new laws and regulations that require greater accessibility or accessibility in accordance with specific technical standards, our institutions may have to modify their online classrooms and other uses of technology to satisfy applicable requirements, which could require substantial financial investment. As with all nondiscrimination laws that apply to recipients of federal financial assistance, an institution may lose access to federal financial assistance if it does not comply with Section 504 requirements. In addition, private parties may file or threaten to file lawsuits alleging failure to comply with laws that prohibit discrimination on the basis of disability.

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

In July 2023, ED began a program review of APUS’s administration of Title IV programs during the 2021-2022 and 2022-2023 award years that, among other things, includes a review of compliance with the 90/10 Rule. APUS has not yet received a program review report from ED. Accordingly, at this time, we cannot predict the outcome of the APUS program review, when it will be completed, whether there will be any adverse findings in the resulting program review report, what findings there may be related to 90/10 Rule compliance, if any, or whether ED will place any liability or other limitations on APUS as a result of the review.

In addition, the FTC has investigated and, in some cases, brought lawsuits against for-profit institutions alleging that the institutions engaged in deceptive trade practices, and the CFPB has sued for-profit institutions for engaging in allegedly illegal predatory lending practices. The FTC announced that it would be enhancing its enforcement cooperation with other agencies with oversight of educational institutions, including ED’s Office of Federal Student Aid and the Department of Veterans Affairs. Also in October 2021, ED announced that it had restored an Office of Enforcement within ED’s Office of Federal Student Aid to strengthen oversight of and enforcement actions against postsecondary institutions that participate in federal student loan, grant, and work-study programs. Any civil penalties or enforcement actions could have a material and adverse effect on our financial condition and results of operations.

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

Investigations by state Attorneys General, Congress, and governmental agencies into the Company and other for-profit institutions may result in increased regulatory burdens and costs and may impact our reputation.

Regulatory investigations and civil litigation brought against other for-profit education institutions have attracted adverse media and social media coverage, have been the subject of federal and state legislative hearings, and have in some cases resulted in legislation or rulemaking. In some cases, institutions have ceased operations, including while under multiple government investigations. Broader allegations against the overall for-profit school sector, including allegations of improper recruiting, compensation, and deceptive marketing practices, among other issues, have negatively affected public perceptions of for-profit education institutions, including our institutions, and this trend could continue or broaden. In addition, reports on student lending practices of various lending institutions and schools, including for-profit schools, and investigations by a number of state attorneys general, Congress, and governmental agencies have led to adverse media and social media coverage of postsecondary and for-profit education. Adverse media or social media coverage regarding others in our industry, or regarding us or our institutions directly, could damage our reputation, could result in lower enrollments at our institutions, lower revenue, and increased expenses, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by ED, Congress, accrediting bodies, state legislatures, state attorneys general, or other governmental authorities with respect to all for-profit institutions, including us and our institutions. State attorneys general may also take adverse positions on laws and apply them to institutions that offer wholly online education to students in the state. For these reasons or others, not-for-profit or public education institutions may act to differentiate themselves from the for-profit education institutions, including by choosing not to enter into collaborations with for-profit institutions, including us, or by excluding for-profit institutions from membership in industry groups. Similarly, some corporations have chosen and may in the future choose not to collaborate with for-profit providers such as us for programs for their employees or for other training purposes.

If we undergo a change in ownership or control, ED will place our institutions on provisional certification if they are not already on provisional status, and the terms of that provisional certification could limit our institutions’ potential for growth and adversely affect our institutions’ enrollment, our revenue, and results of operations.

As described more fully under “Business – Regulatory Environment – Regulatory Actions and Restrictions on Operations”, an institution whose parent undergoes a change in ownership resulting in a change of control loses its eligibility to participate in Title IV programs and must apply to ED in order to reestablish such eligibility. For example, as described in “Business – Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Department of Education – Regulation of Title IV Financial Aid Programs – Eligibility and Certification Procedures”, ED imposed growth restrictions on RU in connection with RU’s 2019 change in ownership and continued those restrictions after the Rasmussen Acquisition as part of RU’s provisional certification, with certain qualifications more fully described in “Business – Regulatory Environment – Regulatory Actions and Restrictions on Operations” and “ – Student Financing Sources and Related Regulations/Requirements”. These growth restrictions could limit or adversely affect RU’s growth opportunities, including restricting its ability to serve additional students, particularly additional nursing students.

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

If we or one of our institutions experiences a change of ownership or control under the standards of applicable state regulatory bodies, accrediting agencies, ED, or other regulators, we or the institution governed by such agencies must notify or seek the approval of each relevant regulatory agency. Transactions or events that constitute a change of control include significant acquisitions or dispositions of an institution’s common stock, significant changes in the composition of an institution’s Board of Directors, internal restructurings, acquisitions of institutions, including the Rasmussen Acquisition, or certain other transactions. Some of these transactions or events may be beyond our control. Our or our institutions’ failure to obtain, or a delay in obtaining, approval of any change of control from the relevant regulatory agencies following a transaction involving a change of ownership or control could result in a suspension of operating authority, loss of accreditation, or suspension, loss of ability to participate in Title IV programs or certain growth restrictions including with respect to adding locations and programs, which could have a material adverse effect on our institutions and our financial condition. Our failure to obtain, or a delay in receiving, any approval of any change of control from other states in which we are currently licensed or authorized could require our institutions to suspend activities in that state or otherwise impair our institutions’ operations. The potential adverse effects of a change of control could influence, among other things, future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock. Growth restrictions that ED could impose as a result of change in ownership are more fully described in “Business – Regulatory Environment – Regulatory Actions and Restrictions on Operations” and “– Student Financing Sources and Related Regulations/Requirements”.

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

We are not in a position to predict the extent to which, or whether, Congress may focus on for-profit education institutions or whether any particular legislation that could adversely affect the for-profit education sector will be passed by Congress or signed into law in the future. The reallocation of funding among Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different Title IV programs could reduce the ability of certain students to finance their education at our institutions and adversely affect our revenue and results of operations.

Failure to comply with the various federal and state laws and regulations governing HCN’s extended payment plan options could subject us to fines, penalties, obligations to discharge loans and other injunctive requirements.

HCN offers extended payment plan options designed to assist students with educational costs, including tuition and fees. The extended payment plan is subject to various federal and state laws and regulations, as discussed in “Business – Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Additional Sources of Student Payments”. If we do not comply with these laws and regulations, we could be subject to fines, penalties, obligations to discharge loans and other injunctive requirements, which could have a material adverse effect on our financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, an adverse allegation, finding or outcome in any of these matters could also materially and adversely affect our ability to maintain, obtain or renew licenses, approvals or accreditation and maintain eligibility to participate in Title IV programs or serve as a basis for ED to discharge certain Title IV student loans and seek recovery for some or all of its resulting losses from us, either of which could have a material adverse effect on our business, financial condition, results of operations, and cashflows, and result in the imposition of significant restrictions on us and our ability to operate.

Risks Related to Our Business

Our student registrations, revenue, and cash flow have been adversely impacted, and we could experience additional adverse impacts as a result of the Armed Forces’ transition to new systems for soldiers to request TA.

APUS relies on the ability of the Armed Forces to process service members’ participation in TA programs, and from time to time, changes to processes have impacted the ability of service members to participate in those programs. For example, the Army in 2021 transitioned from its legacy system, GoArmyEd, to ArmyIgnitED, for soldiers to use to request TA. This transition was beset with delays and disruptions to the Army’s TA programs. In connection with the transition, we experienced challenges related to system performance, process changes and third-party software defects, and there was an adverse impact on registrations and revenue, profits, and cash flow in the second and third quarters of 2021.

In August 2022, the Army transitioned from the initial version of ArmyIgnitED to an upgraded ArmyIgnitED 2.0, with a new third-party service provider, and announced that all TA requests for courses would be required to be submitted via ArmyIgnitED 2.0. As part of this change, the Army stopped allowing institutions to submit invoices for a portion of 2022, which delayed our ability to collect on our accounts receivable and caused our accounts receivable to increase. The impact of the delayed receipt of funds and APUS’s change in billing process are discussed in further detail in the Risk Factor that begins “If one or more of our institutions does not comply with the 90/10 Rule…”. There can be no assurance that our continued efforts to mitigate any adverse impact of the transition to ArmyIgnitED 2.0 on accounts receivable, bad debt, and cash flow will be successful or that ArmyIgnitED 2.0 will work as expected.

Difficulties associated with any further upgrade or transition to a new service provider, including the related data migration, could cause further disruption to service members’ ability to seek and obtain TA and to the processing of invoices and payments to APUS. We could experience similar challenges with any other system transitions undertaken by other branches of the DoD or the government. For example, in February 2025, the service provider for the Army and Air Force experienced difficulties with routine system maintenance and upgrades resulting in an approximate two week service outage. Additionally, VA has announced multi-year plans to upgrade systems used for veteran education benefits, and we have no assurance that upgrades will not disrupt veteran access to those benefits and our ability to collect on related accounts receivable. The inability of soldiers to participate in TA programs, or of veterans to access VA education benefit programs, or continued or additional limitations on their ability to apply and participate, would have an adverse effect on our results of operations and financial condition.

Economic and market conditions in the U.S. and abroad and changes in interest rates could affect our enrollments, success with placement and persistence and cohort default rates.

Our business has been and may in the future be adversely affected by a general economic slowdown, recession, or other adverse economic developments in the U.S. or abroad, including rising interest rates and inflation. Our institutions derive a significant portion of their revenue from Title IV programs, which include student loans with interest rates subsidized by the federal government. Additionally, some students finance their education through private loans that are not government subsidized. Historically low interest rates have in the past created a favorable borrowing environment for students. However, our students may have to pay higher interest rates on their Title IV program loans and private loans as a result of recent and future interest rate increases. Increases in applicable interest rates could result in a corresponding increase in educational costs to our existing and prospective students, which could result in a reduction in our enrollment. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some Title IV programs, which could adversely impact our operations and financial condition. In addition, inflation has resulted and, in the future, could result in increased costs of labor and materials, which could adversely impact our operations and financial condition.

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

We collected a substantial portion of our fiscal year 2024 consolidated revenue from receipt of Title IV financial aid program funds. Any processing disruptions by ED, by our institutions, or by third-party service providers may impact the ability of our institutions’ students to obtain Title IV financial aid on a timely basis. If our institutions experience a disruption in their ability to process Title IV financial aid, either because of administrative challenges on their part or the part of their vendors, or the inability of ED to process Title IV funds on a timely basis, it could have a material adverse effect on our institutions’ business and on our financial condition, results of operations, and cash flows. If our institutions experience a disruption in their ability to process Title IV financial aid because of administrative challenges on their part or the part of their vendors, ED could require that our institutions become subject to payment methods for Title IV programs that are not the advance payment system, which could have a material adverse effect on our institutions’ cash flows.

The planned combination of APUS, RU, and HCN may not be completed, or may not be completed on the terms currently contemplated, and if it is, the expected benefits may not be realized, any of which could have a material adverse impact on our business, financial condition, and results of operations.

As described more fully under “Business – Regulatory Environment – Accreditation – Institutional Accreditation – The Planned Combination of APUS, RU, and HCN”, on January 28, 2025, we announced our plan to combine APUS, RU, and HCN into one consolidated HLC-accredited institution to be named American Public University System, which will be a university system encompassing all APUS, RU, and HCN programs, campuses, and operations, or the Combination. As a result of the Combination, the combined institution will have two divisions tentatively named (i) APUS Global, comprised of AMU and APU and (ii) Rasmussen, comprised of RU’s campus-based and online nursing programs, RU’s healthcare programs, HCN’s campus-based healthcare programs, and RU’s non-healthcare programs, with final names to be determined closer to closing of the Combination. We anticipate completing the Combination in the third quarter of 2025 subject to obtaining required approvals and ED taking related actions, but we may be unable to complete the Combination in an efficient, cost-effective manner, or at all. In addition, we may not fully realize the projected benefits of the Combination, if at all, or it may take longer to realize those benefits than expected, including, without limitation, addressing regulatory compliance and other regulatory considerations. We may experience challenges with respect to maintaining and increasing student enrollments, delays, business disruption, increased costs, including from lost synergies, negative market reaction to the announcement and planning for the Combination, and other challenges during or following the Combination, which could adversely affect the Company’s business, financial condition, and results of operations. We may also experience challenges in attracting, retaining, and motivating key personnel during the pendency of the Combination and following its completion, which could harm our business. In addition, the Combination will require substantial management attention and could detract attention from our and our institutions’ day-to-day business operations, which may disrupt our ongoing business and may adversely impact relationships with students, employees, and other counterparties.

In addition, APUS, as the surviving institution, will need to obtain required approvals from state agencies, including state boards of nursing, in order to operate in the states where HCN and RU currently operate. There can be no assurance that APUS will obtain the required state and ED approvals, including ED approval to expand APUS’s Title IV certification to encompass the RU and HCN programs and location, nor can there be any assurance that APUS will obtain those approvals on a timely basis. If required approvals and accreditation are not obtained, we may not be able to complete the Combination. If we are not able to complete the Combination, or if there is a negative reaction from students, employees, or other material stakeholders, our reputation, business, results of operations, and our ability to comply with regulatory requirements may be materially adversely impacted.

Business combinations and acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value, or divert management attention, and we may not realize the expected benefits of any consummated business combinations or acquisitions.

From time to time, we explore or enter into business combinations and acquisitions, which are typically accompanied by a number of risks, including:

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

We may not be able to achieve the anticipated benefits of any future acquisition, including cost savings and other synergies and growth opportunities, during the anticipated time frame, or at all, as has occurred to an extent with respect to the Rasmussen Acquisition. For example, events outside our control, such as changes in regulation and laws, public health crises and disease epidemics and pandemics, and economic trends, could adversely affect our ability to realize the expected benefits. The continued inability to realize the full extent of the anticipated benefits of the Rasmussen Acquisition or an inability to realize in full anticipated benefits of any future acquisition could have an adverse effect on our revenue, results of operations, and level of expenses, which may adversely affect the value of our common stock.

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

We rely on third-party vendors to provide certain services to our institutions and their students primarily related to information technology services, our learning management system, our integrated curriculum and testing services, and financial aid processing, and expect to rely more heavily on such vendors, particularly through cloud computing services, in the future. While we monitor and assess vendor service, it is possible that the quality of service and the timeliness of vendor responses may be less than the service and responsiveness that we or our institutions would provide. In addition, the transition of services to new third-party vendors may take longer than expected or pose other operational challenges. Using third-party vendors increases compliance risk that the vendors may not adequately protect personal information, or that they may not comply with applicable federal or state regulations. In the event third-party vendors fail to provide services or provide inadequate services, lack adequate business continuity planning, or fail to provide necessary implementation or transition services, our financial condition and results of operations could be adversely affected. See also the Risk Factor with the caption beginning “Significant system disruptions to our computer networks, technology infrastructure, or online classroom infrastructure, or to the networks, infrastructure, and systems, or business of third parties…”

There can be no guarantee that our business will generate sufficient cash flow from operations or that future capital or borrowings will be available to us in an amount sufficient to enable us to fund our other liquidity needs.

Although we believe our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations, debt and interest obligations, and planned capital expenditures for the next 12 months and the foreseeable future, our future capital requirements, and our ability to generate sufficient cash to fund our future operations will depend on a number of factors. Our business may not generate sufficient cash flow from operations, and future capital or borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness, pay dividends on our Series A Senior Preferred Stock when due, or fund our other liquidity needs. Failure to achieve business performance consistent with our expectations, to address any downtrends in enrollments at RU, including as a result of regulatory action, or any government shutdown could adversely impact our cash flows and results of operations. In addition, our efforts to comply with the 90/10 Rule, including APUS’s change to its billing approach to delay invoicing for TA and the Combination, could lead us to reduce enrollments, require us to make expenditures, or result in other outcomes that would reduce our existing cash available for operations.

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

We may need additional capital in the future for various reasons, including to finance business acquisitions, to make investments in technology, or to achieve growth or fund other business initiatives. There is no assurance that capital will be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. Additionally, any securities issued to raise capital may have rights, preferences, or privileges senior to those of existing stockholders, such as our Series A Senior Preferred Stock stockholders have compared to the rights of our common stockholders. If adequate capital is not available or is not available on acceptable terms, our and our institutions’ ability to expand, develop or enhance services or products, or respond to competitive pressures, will be limited.

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

Our institutions must maintain systems and processes to identify and prevent fraudulent applications for enrollment and financial aid. We cannot be certain that our institutions’ systems and processes will continue to be adequate in the face of increasingly sophisticated fraud schemes, or that we will be able to expand such systems and processes at a pace consistent with the changing nature of these fraud schemes. Our institutions, in particular APUS and RU online programs, have been the target of fraudulent and abusive activity, including related to Title IV program funds. We believe the risk of outside parties attempting to perpetrate fraud in connection with the award and disbursement of Title IV program funds at APUS, including as a result of identity theft, is heightened due to its being an exclusively online education provider and its relatively low tuition.

ED requires institutions that participate in Title IV programs to refer to ED OIG credible information about fraud or other illegal conduct involving Title IV programs, and in the past our institutions have referred to the OIG information with respect to potential fraud by applicants and students. If the systems and processes that our institutions have established to detect and prevent fraud are inadequate, ED may find that our institutions do not satisfy ED’s administrative capability requirements, which could have the adverse effects described in the Risk Factor captioned “A failure to demonstrate administrative capability may result in the loss of eligibility to participate in Title IV programs”. In addition, our institutions’ ability to participate in Title IV programs and TA is conditioned on maintaining accreditation by an accrediting agency that is recognized by ED. Any significant failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause our institutions to fail to meet their accreditors’ standards. Furthermore, accrediting agencies that evaluate institutions offering online programs must require such institutions to have processes through which the institution establishes that a student who registers for such a program is the same student who participates in and receives credit for the program. Failure to meet the requirements of our institutions’ accrediting agencies could result in the loss of accreditation of one or more of our institutions, which could result in their loss of eligibility to participate in Title IV programs, TA, or both.

If we are unable to attract, retain, and develop skilled personnel and management, our business and growth prospects could be severely harmed, and changes in management could cause disruption and uncertainty.

We must attract, retain, and develop highly qualified faculty, management, administrators, and other skilled personnel to our institutions. We strive to retain our talent and closely track retention among our employees, both staff and faculty. We need to ensure effective succession for key executive and employee roles in order to meet the growth, development, and profitability goals of our business. Hiring competition may be intense, especially for faculty in specialized areas and qualified executives, and in areas such as information technology and finance. We also believe that current job market dynamics, including low unemployment, have further increased the challenge of hiring and employee retention.

A nursing faculty shortage continues in certain markets, which may impact our ability to recruit and retain qualified nursing faculty for programs at our nursing and healthcare-focused institutions. If we are unable to keep faculty to student ratios at satisfactory levels, we may implement certain initiatives, including, without limitation, increasing admissions standards and capping the number of students that can be accepted to the programs, in order to concentrate on student satisfaction and success and focus on improving NCLEX scores. These measures could have an adverse impact on enrollment.

Any failure to develop and maintain a positive culture and strong employee morale or to continue fostering the growth and development of our personnel, including through the use of staff performance evaluation systems and processes, could have a material adverse effect on our business and results of operations. In addition, to the extent our leaders behave in a manner that is not consistent with our values, such as leading with integrity, we could experience significant impact to our brand and reputation, as well as to our culture. Hiring and retention may also depend on our ability to build and maintain a workplace culture that enables our employees to thrive. We are investing resources into supporting the development of our leaders and our network of inclusion and equity focused councils and committees.

We must manage leadership development and succession planning throughout our business. We have had executive officers retire or otherwise depart our Company over the last several years and we continually evaluate our leadership structure, including in connection with anticipated departures. While we have entered into employment agreements with certain executives, these employment agreements do not prevent the executives from voluntarily ceasing to work for us. To the extent that we lose experienced personnel, it is critical that we develop other employees, hire new qualified personnel, and successfully manage the transfer of critical knowledge. Management turnover and vacancies may negatively impact operations, morale, and our ability to execute. While we have processes in place for management transition and the transfer of knowledge, the loss of key personnel, coupled with an inability to adequately train other personnel, hire new personnel, or transfer knowledge, could significantly impact our business and results of operations.

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

We have in the past and may in the future conduct headcount reductions or other cost savings exercises. There can be no assurance that we will recognize the benefits we anticipate from these efforts. Some cost savings efforts may be offset by increases to wages and salaries and benefits necessary to remain competitive, or by additional hiring if we determine it is necessary. Reductions in force may also result in increased costs, as opposed to cost savings, including due to associated legal risks, and could distract management and employees. Headcount reductions, including together with previous headcount reductions, could also adversely affect employee morale and make it more difficult to hire and retain qualified personnel. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Reductions in Force” for more information.

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

In some instances, our institutions’ faculty members or students may post various articles or other third-party content online in course discussion boards or in other venues. The laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis, which makes it challenging to adopt and implement appropriately balanced institutional policies governing these practices. Third parties may raise claims against us, our institutions, or our institutions’ faculty members or students for the unauthorized duplication of this material. Any such claims could subject us and our institutions to costly litigation, impose a significant strain on financial resources and management personnel, and harm our institutions’ reputations and relationships with members of the military and government, regardless of whether the claims have merit. Our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages and our institutions may be required to alter the content of their courses.

We rely on dividends, distributions and other payments, advances, and transfers of funds from our operating subsidiaries to meet our obligations and to fund acquisitions and certain investments.

We rely on dividends, distributions and other payments, advances, and transfers of funds from our operating subsidiaries to meet our obligations and to fund acquisitions and certain investments and generate all of our operating income through our subsidiaries. As a result, we rely on dividends and other payments or distributions from our operating subsidiaries to meet our obligations, including payments of principal and interest on our debt and dividends on our Series A Senior Preferred Stock, and to fund acquisitions and investments. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to us depends on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements such as obligations to maintain certain restricted cash or post letters of credit, financial performance, accreditation requirements, agreements entered into by those operating subsidiaries, and the covenants of any future obligations that we or our subsidiaries may incur. For example, due to financial performance, RU and HCN did not pay a dividend and GSUSA did not make a distribution to APEI in 2023 or 2024. Furthermore, in order to demonstrate compliance with regulatory metrics related to our operations in Florida, in the fourth quarter of 2024 we had to make a capital contribution to RU. If our operating subsidiaries are unable to pay dividends or make other payments or distributions, and we are instead required to fund their operations, or we are otherwise required to keep capital in these operating subsidiaries, then our business, financial condition, and results of operations could be materially adversely impacted.

Legal proceedings, particularly class action lawsuits, may require human and financial resources, distract our management, and negatively affect our reputation and results of operations.

From time to time, we and our institutions have been and may be involved in various legal proceedings. In recent years, we have observed litigation brought against for-profit schools, including class actions brought by students and prospective students based on alleged misrepresentations about a school’s programs, “qui tam” lawsuits, investigations by state attorneys general into for-profit postsecondary education institutions, and compliance reviews or similar proceedings brought by regulatory agencies, which are described above under the heading “Risks Related to the Regulation of Our Industry”. Even if we are able to successfully defend against lawsuits or claims, such matters can be time-consuming, require significant human and financial resources to investigate and respond to claims brought in any future litigation, and may divert management’s attention from operating our business. Furthermore, such matters are unpredictable and could lead to larger payments or liabilities, including adverse regulatory action, monetary damages, fines, limitations, loss of Title IV funding, injunctions, or other penalties, including the requirement to make refunds, and, as a result, negatively affect our results of operations.

Risks Related to Our Technology Infrastructure

Transitioning outsourced RU marketing and information technology functions to internal functions and for certain information technology functions, a managed service provider may not be efficient or cost-effective, or may pose other operational challenges.

RU historically relied on Collegis for a variety of outsourced marketing services and information technology functions under one contract for marketing services and another for information technology services. We have transitioned the marketing and certain information technology services back to our operations, and, on April 1, 2024, as part of our technology transformation program, we transitioned portions of our technology function to a managed service provider for certain services including service desk, student support, end user support, and network management and operations. The second phase of the technology transformation program, which included the insourcing of the information technology functions to APEI for our RU Segment, and the outsourcing of certain services to a managed service provider, was substantially completed as of September 2024. This transition has caused and may continue to cause us to incur additional expense related to transferring assets and services. The complexity and breadth of this insourcing and outsourcing creates inherent risks, including the risk of inefficiencies and significant disruption of typical information technology and business processes as new operations come online, a decrease in quality or speed of service, and unexpected additional expenses. For more on the risks related to our use of a managed service provider, see the Risk Factor with the caption beginning “Significant system disruptions to our computer networks, technology infrastructure, or online classroom infrastructure, or to the networks, infrastructure, and systems, or business of third parties…”

We have expended and need to continue to expend time, money, and resources into our and our institutions’ information technology, which may place a strain on our capacity that could adversely affect our systems, controls, and operating efficiency, and those of our institutions.

We have invested and need to continue to invest capital, time, and resources to update our information technology, including our hardware and student-facing systems, in response to competitive pressures in the marketplace and student expectations, including data analytics, AI interactive and immersive user and learning experience technologies such as those that leverage AI, virtual and augmented reality, multi-channel customer engagement, and robotic process automation, to update or replace older systems and infrastructure, and to enhance functionality. For example, in April 2024, APU announced its plan to expand its reach to become a global digital university that integrates emerging technology and enhanced teaching and learning opportunities for faculty and students. In addition, we have made investments to integrate the technology systems of RU and GSUSA and will likely have to make similar investments for any other business we may acquire in the future, and the Combination. The nature and age of our current information technology may limit our business opportunities, and our efforts to maintain and improve our information technology systems may not be successful, may cost more than expected, may increase our level of spending, not all of which can be capitalized, may take longer than expected or require us to devote more of our information technology resources than expected, or may otherwise adversely affect our financial condition. As a result, replacing outdated technology, software, or other technology related assets, we have in the past had and may in the future have assets that become impaired. We continually evaluate APUS’s customized student information and services system, PAD, for possible changes and upgrades and anticipate that we will eventually make significant changes to or replace that system, as well. In addition, failure to address poor data quality and integrity as well as a lack of consistency and standardization in defining, collecting, managing, using, and storing data may adversely affect our business and results of operations.

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

Increased use of AI may present operational, reputational, legal, regulatory, and competitive risks and could result in additional costs, each of which could materially and adversely affect our business, financial condition, and results of operations.

We are making investments in the use of AI throughout our business. We plan to increase our use of systems and tools that incorporate AI-based technologies for students, employees, faculty, and staff. AI is an emerging technology and, as such, presents the following inherent risks:

•Other postsecondary institutions may more successfully and quickly integrate AI as a means to facilitate business growth, decrease operational expenses, and improve the student experience, which may cause us to be unable to attract or retain students or faculty and staff.
•We may be unable to implement AI technologies in a cost-effective manner or in manner that appeals or is satisfactory to current or prospective students relative to other institutions.
•AI may hallucinate or be error-prone, demonstrate biases or discriminatory practices and responses, and its use may result in other perceived or actual legal, compliance, privacy, security, and ethical risks.
•Due to changing regulatory conditions and related compliance obligations and otherwise, may be unable to develop effective policies and provide adequate training regarding proper use of AI, which could lead to misuse by employees, faculty, and staff. AI may also subject to misuse by students.
•While AI technologies may help provide more tailored or personalized learner experiences, its use this manner, and the associated risks, including the risks of increased plagiarism, cheating, and academic integrity, is subject to ongoing debate in the education industry.
•The use of AI technologies may make us more susceptible to cybersecurity incidents that affect the personal data of end users of AI applications. Such cybersecurity incidents may be more complicated to discover due to the nature of AI.
•Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy, or use AI technologies.
•Any disruption or failure in our AI systems or infrastructure could adversely impact our operations.

Some or all of the foregoing risks could result in additional costs or materially and adversely affect our business, financial condition, reputation, and results of operations.

Significant system disruptions to our computer networks, technology infrastructure, or online classroom infrastructure, or to the networks, infrastructure, systems, or business of third parties, could negatively impact our ability to generate revenue and could damage our reputation, limiting our ability to attract and retain students..

The performance and reliability of our and our institutions’ networks and technology infrastructure, including those of third parties’ systems we use or rely on, is critical to our operations and our institutions’ reputation and ability to attract and retain students. Any system error or failure, including as a result of outages and other difficulties that may result from having or relying on outdated systems or infrastructure, or a sudden and significant increase in bandwidth usage, could interrupt our or our institutions’ ability to operate and could result in the unavailability of our online classrooms, preventing students from accessing their courses and adversely affecting our results of operations. In addition, our institutions’ technology infrastructure, and the technology infrastructure of our third-party vendors, could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, cyber-attacks, mistakes or malfeasance by our workforce, terrorist activities, and telecommunications failures, as well as our own failure to fully develop or test our business continuity and disaster recovery plans.

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

We rely on third parties for certain information technology capabilities and managed services. We use third-party services such as cloud computing and software-as-a-service for certain aspects of our operations, and a managed service provider for certain services including service desk, student support, end user support, and network management and operations, and are reliant on the capabilities of the third parties for such functions. These third parties may take actions beyond our control or experience financial, organizational, or other disruptions that could adversely affect our access to their services, including by discontinuing or limiting our access to their platforms, modifying or interpreting their terms of service or other policies in a manner that impacts our ability to run our business and adversely impacts our operations, or providing us with service quality that does not meet our expectations, standards, or needs. There is no assurance that we will be able to renew contracts with third parties that are subject to expiration or that such renewals will be on the same or substantially similar terms or on conditions that are commercially reasonable to us. Any transition of third-party services, whether to another vendor or directly to us or our institutions, could be difficult to implement and cause us to incur significant time and expense. Any significant downtime or other interruption or disruption of these services, whether due to cyber-attacks, other cybersecurity incidents, or other causes, could adversely impact our operations and our business.

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

We use external vendors to perform security assessments on a periodic basis to review and assess our information security. We utilize this information to audit ourselves, monitor the security of our technology infrastructure, and assess whether and how to prioritize the allocation of resources to protect data and systems. However, we cannot ensure that these security assessments and audits will identify or appropriately categorize all relevant risks or result in sufficient protection of our computer networks against cyber-attacks and security incidents. Similarly, although we require our third-party vendors contractually to maintain a level of security that is acceptable to us and work closely with vendors to address potential and actual security concerns and attacks, we cannot ensure that they will protect confidential, proprietary, personal, or otherwise sensitive information on their systems. Incidents at third-party vendors may also affect our network systems. System disruptions and security incidents affecting our online computer networks, technology infrastructure, or online classroom infrastructure, or to the networks, infrastructures, and systems of third parties could have an adverse effect on our financial condition. While we may be entitled to damages if our third-party service providers fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

We face an ever-increasing number of threats to our computer networks systems, including unauthorized activity and access, malicious penetration, system viruses, ransomware, phishing, other malicious code and vulnerabilities in software and software code and cyber-attacks, including individual or organized cyber-attacks. Any of these threats could impact our security and disrupt our systems. These risks increase when we make changes to our network systems or implement new ones. Our size makes us a prominent target for hacking and other cyber-attacks within the education industry. From time to time, we experience security events and incidents, and these reflect an increasing level of sophistication, organization, and innovation. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats and may subsequently be deemed to have been inadequate by regulators or courts. The lack of prescriptive measures in data security and cybersecurity laws could contribute to any such regulator or court findings of inadequacy. Although we maintain insurance in respect of these types of events, there is no assurance that available insurance proceeds would be adequate to compensate us for damages sustained due to these events. Higher education institutions also face a growing array of AI-based threats.

Failure to comply with privacy laws or regulations could have an adverse effect on our business.

Various federal, state, and international laws and regulations govern the collection, use, retention, sharing, and security of student and consumer data. These laws could be applied in a manner that results in costs, the imposition of fines and operational conditions on our business. For example, if an institution fails to comply with FERPA, ED may require corrective actions by the institution or may terminate an institution’s eligibility to participate in Title IV programs. Failure to comply with the applicable GLBA requirements may result in FTC enforcement, which could include the imposition of conditions, penalties, monitoring, and oversight. In addition, this area of the law and interpretations of applicable laws and regulations differ and are evolving. State and federal legislatures in the U.S. and countries globally have been enacting and considering new legislation. These evolving laws and interpretations are difficult to predict and could adversely impact our business, including by increasing compliance costs, by for example, restricting use or sharing of consumer data, including for marketing or advertising. The CCPA, as amended by the CPRA, and related regulations is an example of a U.S. state law that imposes disclosure obligations on businesses for individuals’ personal information and affords those individuals rights relating to their personal information that may affect our ability to use personal information. The CCPA provides for penalties and includes a private right to action for certain data breaches. Other comprehensive state privacy laws that our institutions may be subject to with varying requirements also came into effect in 2023. In addition, our institutions may be subject to the GDPR, which has extensive requirements relevant to businesses handling personal information about individuals in the EU. These laws’ applicability to us could result in substantial compliance costs or liabilities. Non-compliance with the GDPR could result in a fine for certain activities of up to 20 million Euros or 4% of an organization’s global annual revenue, whichever is higher, per violation. Claims of failure to comply with our institutions’ privacy policies or applicable laws or regulations could form the basis of governmental or private-party actions against us. Such claims and actions may cause damage to our institutions’ reputation and could have an adverse effect on our financial condition. The enactment of additional privacy and data security laws or amendments to existing laws could result in significant costs and require us to change some of our business practices.

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
•actual or anticipated changes in our earnings, our institutions’ net course registrations or enrollments, or seasonal and other fluctuations in our results of operations as a result of variances to the student populations of our institutions and related fluctuations in expenses;

•our ability to meet or exceed, or changes in, the expectations of securities analysts, or the extent or accuracy of analyst coverage of our company;
•the depth and liquidity of the market for our common stock;
•purchases or sales of large blocks of our stock;
•future issuances of common stock or other securities;
•recruitment or departure of key personnel;
•regulatory burdens and risks associated with a change of control or ownership;
•an inability to realize in full anticipated benefits of acquisitions; or
•investment strategies or other actions by those trading in our stock.

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

Publicly traded companies are subject to campaigns by stockholders advocating corporate actions related to matters such as corporate governance, operational practices, and strategic direction. We have previously been subject to stockholder activism and demands and may be subject to further activism and demands in the future. Such activism could interfere with our ability to execute our business plans, be costly and time-consuming, disrupt our operations, and divert the attention of management, any of which could have an adverse effect on our business or the price of our common stock.

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

Environmental, social, and governance, or ESG, matters and the perception of our activities in these areas by stakeholders may impact our business and reputation.

Governmental authorities, non-governmental organizations, investors, external stakeholders, faculty, employees, and students are increasingly sensitive to ESG-related matters, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency, and addressing human capital matters in our operations. Our ability to compete could be affected by changing preferences and expectations of our stakeholders and our failure to meet their expectations. We risk negative stockholder reaction and activism, including from proxy advisory services, as well as damage to its brand and reputation, if we are perceived as not acting responsibly in key ESG areas. In addition, stakeholders may disagree with our ESG-related priorities and initiatives. If we do not meet the evolving and varied expectations of our stakeholders with respect to ESG-related matters, we could experience reduced enrollment, face reputational harm, be subject to adverse governmental action, or experience other negative impacts on our business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Our Information Security Efforts

Cybersecurity Risk, Management, and Strategy

The performance, reliability, and security of the networks and technology infrastructure we use or rely on is critical to our operations, our institutions’ reputation, and our ability to attract and retain students. We have developed what we believe to be a robust cybersecurity program that incorporates a process of identifying and managing cybersecurity risks across the enterprise. As part of our cybersecurity risk management process, we identify risk by reviewing the elements within our technology stack and processes, including a full scan and identification process designed to cover all APEI’s digital and physical assets within the organization, covering hardware, software, data, and personnel. Assets are documented and assessed for their value, factoring in their significance and potential cost if compromised. We conduct a threat assessment for both internal (e.g., employees, contractors, etc.) and external (e.g., hackers, malware, etc.) cybersecurity threats, and we have established plans and actions to detect unauthorized activities. We engage third-party consultants to perform assessments, including annual penetration testing, and we maintain a risk register. The risk register includes documentation of identified risks, the potential impact and likelihood of occurrence, mitigation efforts and the required enterprise level response. Each of the identified risks is given a risk classification from low to high depending on the probability of occurrence and the severity of impact.

At least annually, we conduct tabletop exercises to simulate various attacks, enhancing our preparedness against potential threats. These tabletop exercises are conducted with the support of third-party cybersecurity experts. We perform continuous monitoring and detection of our systems, networks, and data repositories for suspicious activities by leveraging a third-party that provides 24x7 comprehensive monitoring of activity that is outside the normal patterns for our day-to-day operations. Our information security team works to stay up to date on threat intelligence through partnerships with outside agencies. We accumulate security event data into our security information and event management, or SIEM, tool that tracks and monitors events providing a comprehensive view of how to respond to various threats.

We also have an internal information technology audit team that routinely scans the environment and documents our compliance efforts with regulations and standards that govern our business, such as the Sarbanes-Oxley Act, the Payment Card Industry Data Security Standard (PCI-DSS), the Health Insurance Portability and Accountability Act, FERPA, and the Gramm-Leach-Bliley Act Safeguards Rule.

Cybersecurity threats continue to evolve with the use of emerging technologies, such as AI. These threats can disrupt operations, compromise sensitive data, and erode trust. We strive to make sure that employees and contractors are up to date with their responsibility and understand the importance of their contributions to staying cyber secure through a robust training and education program. Employees and contractors are responsible for taking mandated cyber training on an annual basis. We also run phishing exercises on a routine basis to help ensure employees and contractors can recognize and report inappropriate activity and social engineering attempts.

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

Cybersecurity Governance

APEI’s Information Security Steering Committee, or the Steering Committee, consisting of the Chief Information Officer, Chief Information Security Officer, Chief Financial Officer, General Counsel, and the Chief Human Resources Officer, provides a level of oversight over our cybersecurity program. The Steering Committee meets quarterly and is briefed, among other things, on our cybersecurity program, how we are mitigating risks, any notable events that occurred, and phishing campaign results. In addition, the Steering Committee reviews the program for the proper funding and staffing of the information technology security department as well as alignment of the program with our strategic objectives. The Steering Committee reviews and ratifies security policies and helps ensure the proper controls are in place and being followed. The Steering Committee is a critical element to review the cybersecurity program against applicable federal and state regulations and its progress for planned improvements.

Our Chief Information Officer and Chief Information Security Officer have the primary responsibility for assessing and managing our material risks from cybersecurity threats. Both the Chief Information Officer and Chief Information Security Officer have extensive experience in running and managing a cybersecurity program both in commercial enterprises and government agencies. In assessing and managing our material risks from cybersecurity threats the Chief Information Officer and Chief Information Security Officer utilize real time monitoring tools, alerts, and dashboards, proactively hunt for threats, and assess capabilities through penetration testing and table top exercises, as well as access and utilize third party resources.

We have established structured processes and mechanisms, including incident reporting and escalation, and a comprehensive incident response and communication plan, in the event of a cybersecurity incident. These plans consist of internal reporting and communication, including to the Chief Executive Officer, Chief Financial Officer, and General Counsel, and, as appropriate, management, as well as external reporting, including notifying the Board of Directors, and proper agencies as appropriate. The Chief Information Officer and the Chief Information Security Officer report significant risks from cybersecurity threats, the level of risk, and any material cybersecurity incidents to the Board of Directors, as well as annually review with the Board of Directors the budget, utilization of systems, processes, and controls in place to address cybersecurity risks and management. The Chief Information Officer and/or the Chief Information Security Officer update the Board of Directors no less than quarterly on significant developments in these areas.

For more information on our information technology investments and their effects on our results of operations, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” and for more information regarding risks related to our information technology, refer to “Risk Factors – Risks Related to Our Technology Infrastructure”.

ITEM 2. PROPERTIES
APEI and APUS together operate administrative facilities in Charles Town, West Virginia, which also serves as our corporate headquarters, and Ranson, West Virginia. This includes six owned facilities totaling approximately 211,000 square feet. APEI’s administrative offices also include approximately 3,100 square feet of leased space in Fort Lauderdale, Florida, under a lease that expires in January 2026, and, until July 2024, leased administrative office space in suburban Baltimore, Maryland. As of December 31, 2024, excess real property located in Charles Town, West Virginia, totaling approximately 151,000 square feet, is classified as held for sale. For additional details regarding assets held for sale, please refer to “Note 6. Assets Held For Sale” included in our Consolidated Financial Statements.

RU leases administrative office space in Minneapolis, Minnesota and, until July 2024, leased administrative office space in suburban Chicago, Illinois, and leases 20 campuses located in six states. This administrative office and campuses include a total of approximately 569,000 square feet combined. Lease terms and extension options vary by location with expiration dates ranging from 2025 to 2034.

HCN leases an administrative office located in suburban Columbus, Ohio, and leases eight campuses located in three states. This administrative office and campuses include a total of approximately 224,000 square feet combined. Lease terms and extension options vary by location with expiration dates ranging 2025 to 2034.

GSUSA leases classroom and administrative office space in Washington, D.C. and administrative office space in Honolulu, Hawaii with approximately 62,000 square feet combined, under operating leases that expire through 2036.

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
Holders
As of March 5, 2025, there were approximately 420 holders of record of our common stock.
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

Performance Graph

The graph below compares the cumulative five-year total return of holders of American Public Education, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Nasdaq Composite index, a customized peer group of six companies that includes Adtalem Global Education Inc., Grand Canyon Education Inc., Perdoceo Education Corp, Strategic Education Inc., Lincoln Educational Services Corporation, and Universal Technical Institute, Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2019, and tracks the value of those investments, respectively, through December 31, 2024.

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
APEI	100.00	111.28	81.23	44.87	35.23	78.75
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Nasdaq Composite	100.00	144.92	177.06	119.45	172.77	223.87
Peer Group	100.00	83.74	71.39	87.69	118.72	159.09

The stock price performance included in the graph and table above is not necessarily indicative of future stock price performance.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 2, 2019, our Board of Directors authorized the repurchase of up to $35.0 million of shares of our common stock, and on December 5, 2019, our Board approved an additional authorization to repurchase up to $25.0 million of shares of our common stock. On March 16, 2023, our Board of Directors confirmed the availability under the 2019 share repurchase program to repurchase up to approximately $8.0 million of shares of our common stock. We fully expended this $8.0 million as of April 30, 2023, and repurchased a total of 1,335,357 shares of our common stock. On November 27, 2023, the Board of Directors authorized a new program to repurchase up to an additional $10.0 million of shares of our common stock and in the fourth quarter of 2023, we repurchased 180,409 shares of our common stock under this authorization, for an aggregate purchase amount of $1.6 million. In the aggregate, in 2023 we repurchased 1,515,766 shares of our common stock for $9.7 million. In January 2024, we repurchased an additional 251,146 shares of our common stock under the November 2023 purchase authorization for an aggregate purchase amount of $2.8 million. Effective February 1, 2024, the Company ceased purchases under this purchase authorization.

As of December 31, 2024, approximately $6.0 million remained available under the November 2023 purchase authorization. Our credit agreement includes restrictions on our ability to repurchase our common stock, and the terms of our Series A Senior Preferred Stock require the consent of the holders of at least 60% of the then outstanding shares of our Series A Senior Preferred Stock in order for us to repurchase more than $30.0 million of our common stock in the aggregate.

Subject to market conditions, applicable legal requirements, and other factors, repurchases may be made from time to time in the open market or in privately negotiated transactions. The authorization does not obligate us to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors as we deem appropriate.

There were no share repurchases during the three months ended December 31, 2024. For additional information regarding our share repurchases please refer to “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 12. Stockholders’ Equity – Repurchase”.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
October 1, 2024 - October 31, 2024	—	$—	—	549,754	$5,979,687
November 1, 2024 - November 30, 2024	—	—	—	549,754	5,979,687
December 1, 2024 - December 31, 2024	—	—	—	549,754	5,979,687
Total	—	$—	—	549,754	$5,979,687

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

(3)During the three-month period ended December 31, 2024, 799 shares of common stock were deemed to have been repurchased for common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, or this Annual Report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations, and involves risks and uncertainties. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors”, “Special Note Regarding Forward-Looking Statements”, and elsewhere in this Annual Report. For a discussion of our financial condition and results of operations for 2023 compared to 2022, refer to Part II, Item 7 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 5, 2024, which discussion is incorporated in this Annual Report by reference and which is available free of charge on the SECs website at www.sec.gov.

OVERVIEW
    We are a provider of online and campus-based postsecondary education to approximately 106,700 students, and career learning to approximately 24,600 individuals, through four subsidiary institutions, American Public University System, or APUS, Rasmussen University, or RU, Hondros College of Nursing, or HCN, and Graduate School USA, or GSUSA. Our subsidiary institutions offer purpose-built education programs and career learning designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities designed to advance students in their current professions or to help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and APUS, RU, and HCN are certified by the Department of Education, or ED to participate in Title IV programs. Additional information regarding our subsidiary institutions and their regulation is included in the “Business” section of this Annual Report.

Our revenue is largely driven by the number of students enrolled at our institutions, the number of and types of courses that students take, student payor source, and the mix of programs students attend. Our consolidated revenue in 2024 was $624.6 million, representing a $24.0 million, or 4.0%, increase from $600.5 million in 2023. A significant portion of our revenue comes from our institutions’ participation in Title IV programs, APUS’s participation in the Department of Defense, or DoD, tuition assistance, or TA, programs, and other government programs, and this creates significant risks to our operations.

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

Financial information regarding each of our reportable segments is reported in this Annual Report in the sections “Financial Statements and Supplementary Data” and “– Operating Results by Reportable Segment Year Ended December 31, 2024, Compared to Year Ended December 31, 2023”.

On January 28, 2025, we announced our plan to combine APUS, RU, and HCN into one consolidated HLC-accredited institution that will be a university system encompassing all APUS, RU, and HCN programs, campuses, and operations, or the Combination. The combined institution will be named American Public University System, or the Combined Institution. As a result of the Combination, the Combined Institution will have two divisions, tentatively named (i) APUS Global, comprised of American Military University and American Public University, or APU, and (ii) Rasmussen, comprised of RU’s campus-based and online nursing programs, RU’s healthcare programs, HCN’s campus-based healthcare programs, and RU’s non-healthcare programs, with final division names to be determined closer to closing of the Combination. The structure will allow each institution to continue to serve its particular student populations while benefiting from being part of a single university system. The structure is designed to leverage each institution’s strengths to focus our efforts on supporting the military and veterans and expanding our nursing and healthcare platforms to better serve our students. We believe combining our subsidiary institutions into a single university system will strengthen the financial position of our Company as a whole, enable us to operate with greater efficiency, and facilitate innovation across the Company through more direct collaboration among the educational divisions. We anticipate completing the Combination in the third quarter of 2025 subject to obtaining required approvals and ED taking related actions. We anticipate changes to our segment reporting, combining our HCN Segment with our RU Segment. For the year ended December 31, 2024, we incurred approximately $2.2 million in professional fees and expect to incur between approximately $3.0 million and $5.0 million in professional fees in 2025 to complete the Combination. See the Risk Factor with the caption beginning “The planned combination of APUS, RU, and HCN …” and “Business – Regulatory Environment – Accreditation – Institutional Accreditation – The Planned Combination of APUS, RU, and HCN” for more information.

Student Body. At APUS, all coursework is delivered online. As of December 31, 2024, approximately 65% of APUS’s students self-reported that they served in the military on active duty at the time of initial enrollment, and as a result APUS is particularly reliant on TA programs, and the DoD budget. At APUS, active-duty military students generally take fewer courses per year on average than non-military students and have a lower revenue per net course registration than students utilizing other funding sources. A significant portion of APUS’s registrations is also attributable to students using Department of Veterans Affairs, or VA education benefits, and funds from Title IV programs. RU nursing students and HCN students generally attend classes at physical campuses and use Title IV program funds. At APUS and for RU programs outside pre-licensure nursing and allied health, all coursework is delivered online. For the fiscal year ended December 31, 2024, 37% of RU students were enrolled in nursing programs, 26% in health sciences programs, 17% in business programs, with the remainder of students in education, technology, design and justice studies programs. For the fiscal year ended December 31, 2024, approximately 65% of HCN students were enrolled in the Practical Nursing, or PN program, while 35% were enrolled in the Associate Degree in Nursing, or ADN program.

Increased Costs and Expenses. Our costs and expenses have increased, excluding impairment charges on goodwill and intangible assets, due in part to the loss on leases for campus closures and consolidations at RU, and campus relocations for HCN. Other cost and expense increases include increases in nursing faculty and employee compensation costs, professional fees associated with the Combination, information technology transition services costs, and the changing needs of our students, including costs for technology required to support students at our institutions.

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

Reductions in Force. We completed employee reductions in force in 2022 and 2023. These headcount reductions reflect our ongoing efforts focused on realigning our organizational structure, eliminating redundancies, and optimizing certain functions.

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

Tuition Increases. Providing affordable degree and certificate programs is an important element of our competitive strategy. As more fully described in “Business – Our Institutions and Operations – Our Institutions – Accreditation – Affordability and Cost of Attendance”, certain of our institutions implemented tuition and fee increases in 2023 and 2024. Even with these increases, tuition and fees at our institutions are designed to be affordable and competitive when compared to the tuition and fees at similar institutions offering the same level of flexibility, accessibility, and student experience.

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
•combining our institutions into a single university system to strengthen our financial position and enable us to facilitate innovation across the Company through more direct collaboration among the educational units;
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
•changing fund disbursement methods;
•improving student retention at our HCN Segment; and
•implementing alternative learning delivery methods.

Information technology systems are an essential part of the student experience and our business operations, as discussed more fully in “Business – Information Technology” in this Annual Report. APEI provides information technology services to its institutions through a shared services model. We believe we will need to continue, and potentially increase, our investment of time and money in technology operations and enhancements to support our systems and mission and evaluate when it is appropriate to make significant changes, modifications, or upgrades. We believe we will also need to continue to make investments in information technology in response to competitive pressures in the marketplace, including increased demand for interactive solutions and access from multiple platforms, and to update older systems and to enhance functionality. Information technology operating and capital expenditures may increase in future periods as we accelerate the investment in and refreshment of our information technology systems.

Changes and upgrades to our information technology systems have resulted and may continue to result in our incurring significant costs, including in the short term, and carry risk to our operations and financial results. In 2022, we incurred approximately $3.2 million in information technology costs in our APUS Segment related to our multi-year technology transformation program. In early 2023, we launched a new native mobile application to improve the student experience at APUS. In 2024, we completed the consolidation of APUS’s customer relationship management systems onto a single platform. We also have several other systems that support the student experience, financial aid processing, financial management, human resources processes, marketing, and decision support.

In April 2024, as part of our technology transformation program, we transitioned to a managed service provider for certain services including service desk, student support, end user support, and network support and operations. The second phase of the project included the insourcing of information technology to APEI for RU and was completed as of October 1, 2024. We incurred approximately $3.8 million in information technology transition services costs in 2024. Not all of our information technology spending can be capitalized, and our investments may cost more than expected or fail to be successful. Furthermore, as a result of unsuccessful development efforts, or a result of replacing outdated technology, software, or other technology related assets, we may have assets that become impaired.

In April 2024, APU announced its plan to expand its reach to become a global digital university that integrates emerging technology and enhanced teaching and learning opportunities for faculty and students.

As fully described in “Risk Factors – Risks Related to Attracting and Retaining Students – Planned and actual closure of campuses or termination of programs on certain campuses may adversely impact us and our institutions”, opening new campuses, maintaining existing campuses, and closing or consolidating campuses at RU and HCN may result in our incurring significant costs in the future. We expect operating and capital expenditures to increase in future periods as we continue to add new campuses, consolidate existing campuses, and incur maintenance costs at existing campuses.

RU Change in Ownership. The acquisition of RU, or the Rasmussen Acquisition, was required to be reported to, and in some cases approved by, various education regulatory bodies. An institution must obtain ED approval for a change in ownership and control in order to continue to participate in Title IV programs under the new ownership. In September 2021, in connection with the Rasmussen Acquisition, RU timely submitted a change in ownership and control application to ED seeking approval to participate in the Title IV programs under our ownership. ED and RU entered into a Temporary Provisional Program Participation Agreement, or TPPPA, effective in October 2021, that allowed RU to continue disbursing Title IV funds during the period of ED’s review of the change in ownership application. The TPPPA continued the growth restrictions that ED imposed as a result of RU’s March 2019 change in ownership and control, which was prior to our acquisition of RU, including limitations on new programs and locations, and an enrollment cap, until after ED reviewed and accepted financial statements and compliance audits that cover complete fiscal periods of RU’s Title IV participation under our ownership. For more information on the regulatory review related to the Rasmussen Acquisition and RU’s previous change in ownership and related risks, please refer to “Business – Regulatory Environment – Student Financing Sources and Related Regulations/Requirements – Regulation of Title IV Financial Aid Programs – Eligibility and Certification Procedures” and “– Regulatory Actions and Restrictions on Operations – Change in Ownership Resulting in a Change of Control”.

Competition. The U.S. postsecondary education market is characterized by intense competition, with approximately 4,500 institutions of higher learning. Due to the increase in online postsecondary offerings, coupled with the prospect of continued uncertainty in postsecondary enrollment in the United States, we face increased competition as students pursue degree-based postsecondary education from a wider selection of offerings. We expect each branch of the Armed Forces and the DoD to continually evaluate their approaches to education, and any resulting changes could have a material adverse effect on APUS’s enrollments. For more information on our competition and its potential impacts, please refer to “Business – Our Market and Competition – Competition” in this Annual Report.

“90/10 Rule” Compliance and Delayed Billing. For fiscal years beginning on or after January 1, 2023, which for our institutions means the year ended December 31, 2023, federal educational assistance funds used to calculate the “90%” side of the ratio include Title IV funds and all other educational assistance funds provided by a federal agency directly to an institution or a student, including the federal portion of any grant funds provided by or administered by a non-federal agency, except for non-Title IV federal educational assistance funds provided directly to a student to cover expenses other than tuition, fees, and other institutional charges. The 90/10 Rule no longer permits institutions to count federal aid for veterans and service members as part of the “10%” side of the ratio. Effective January 1, 2023, TA and VA benefits are included in the “90%” side of the ratio, and our institutions’ 90/10 Rule percentages increased, particularly at APUS. While each of our institutions was in compliance with the 90/10 Rule for 2024, with APUS’s relevant percentage for 2024 being 89%, there is no assurance that we will continue to be able to comply in future years, particularly at APUS.

As a result of the problems with TA discussed in further detail in the Risk Factor that begins “Our student registrations, revenue, and cash flow have been adversely impacted...”, approximately $18.4 million in cash payments from the Army to APUS that were expected to be received in 2021 and 2022 were received in 2023. This together with the January 1, 2023, change to the 90/10 Rule and enrollment growth among service members as compared to declines in students who use non-federal educational assistance funds caused APUS’s 90/10 Rule percentage to increase.

In September 2023, APUS changed its approach to invoicing for TA to offset the effect of the receipt of the delayed payments from the Army. APUS took longer to bill TA, which had the effect of delaying into 2024 payments for TA that ordinarily would have been received in 2023. APUS’s change in billing approach resulted in approximately $22.1 million of receivables that we would have expected to receive in 2023 being received in 2024. The change in billing approach positively impacted the “90%” side of the ratio in 2023. In January 2024, APUS separately revised its billing policy for students utilizing TA from two weeks to five weeks after course start date to nine weeks after the course start date. The change in billing approach positively impacted the “90%” side of the ratio in 2024.

In December 2024, APUS implemented another change to its approach to invoicing for TA, delaying into 2025 payments for TA that ordinarily would have been received in 2024. We estimate that APUS’s change in billing approach resulted in approximately $26.4 million of receivables that we would have expected to receive in 2024 being received in 2025. While the change in billing approach positively impacted the “90%” side of the ratio in 2024, it reduced operating cash flow in 2024, may result in increased bad debt expense in 2025, and may cause the “90%” side of the ratio to increase in 2025 or future years, which could have an adverse impact on our cash flow and results of operations, as well as APUS’s ability to comply with the 90/10 Rule in 2025 or future years. The change in billing practice added to our accounts receivable as of December 31,

2024, and resulted in an increase to our leverage ratios as of December 31, 2024, under our Credit Agreement and the purchase agreement for the shares of Series A Senior Preferred Stock as further discussed in “Note 9. Long-Term Debt” and “Note 13. Preferred Stock” included in the Consolidated Financial Statements in this Annual Report.

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

Tuition rate. Providing affordable degree and certificate programs is an important element of our competitive strategy. APUS implemented modest tuition and fee increases for non-military and veteran students in the second and third quarters of 2023. In April 2024, APUS implemented an additional tuition increase to master’s level students across all categories, including military, non-military and veteran students, and in September 2024, APUS returned the military rate for master’s level students to the $250 per credit hour rate in effect prior to the April 2024 tuition increase. We believe that APUS’s tuition and fees remain lower than the average in-state cost at public universities. RU implemented modest tuition increases for select programs in the first quarters of 2023 and 2024 for new students for select programs in August 2024, and for returning students for select programs in October 2024. HCN implemented a 5% increase in tuition and fees effective in the second quarter of 2023 across all programs. In the third quarter of 2025, RU plans to implement a tuition increase, similar to the increase implemented in the third and fourth quarters of 2024. The tuition and fee increases at RU and HCN are intended to reflect adjustments to be consistent with the local campus markets. Even with these increases, RU and HCN’s tuition and fees are designed to be affordable and competitive when compared to the tuition and fees at similar institutions offering the same level of flexibility, accessibility, and student experience.

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

Other fees. In addition to tuition, prior to the second quarter of 2023, APUS charged a technology fee of $65 per course to all non-military students. In the second quarter of 2023, the technology fee increased to $85 per course, and in the third quarter of 2023 the technology fee per course was eliminated for all undergraduate students. APUS students are also charged certain additional fees, such as graduation, late registration, transcript request, and comprehensive examination fees, when applicable. APUS provides an APUS-funded grant to cover the technology fee for certain students. Technology fee revenue net of technology fee grants was approximately $7.3 million in 2022, $8.1 million in 2023, and $4.7 million in 2024, or 2.6%, 2.7%, and 1.5% of revenue, respectively.

RU and HCN students are charged fees for various items such as applications, testing, books and supplies, laboratory work, technology, and graduation. For example, RU charges a course technology and resource fee of $195 per course and a one-time administrative fee for certain programs, up to $495, for all new, reentering, and program transfer students. Textbook and other course materials revenue for RU and HCN was approximately $49.6 million in 2022, $43.3 million in 2023, and $45.7 million in 2024, or 16.5%, 16.0%, and 16.1% of revenue, respectively.

Costs and Expenses
We categorize our costs and expenses in the following categories: instructional costs and services expenses; selling and promotional expenses; general and administrative expenses; depreciation and amortization; impairment of goodwill and intangible assets; loss on assets held for sale; loss on leases; and loss on disposals of long-lived assets.
Instructional costs and services expenses. Instructional costs and services expenses are directly attributable to the educational services our institutions provide to their students. Instructional costs and services expenses include salaries and benefits for full-time faculty, administrators, and academic advisors, and costs associated with part-time faculty. Instructional costs and services expenses also include costs associated with curriculum development, academic records and graduation, and other services provided by our institutions, such as evaluating transcripts. Instructional costs and services expenses are generally affected by the cost of academic resources, including technology related costs, the efficiency of delivering academic products and services to our students, salaries and benefits for our faculty and other academic and administration personnel, and the level of expenditures for new and existing academic programs. At RU and HCN, instructional costs and services expenses also includes operating expenses directly associated with campus operations, including rent. At APUS, instructional costs and services expenses include expenses related to course materials, learning resources, the library, the APUS-funded book grant program, and instructional pay for part-time faculty that are primarily dependent on the number of students taught.
Selling and promotional expenses. Selling and promotional expenses include salaries and benefits of personnel engaged in student enrollment, advertising costs, and marketing material production costs, and, prior to January 31, 2023, include expenses from the third-party contract with Collegis, LLC, or Collegis, to provide marketing services to RU. Our selling and promotional expenses are generally affected by the cost of advertising media, the efficiency of our selling efforts, salaries and benefits for our selling and admissions personnel, and the level of expenditures for advertising initiatives for new and existing academic programs.

General and administrative expenses. General and administrative expenses include salaries and benefits of employees engaged in corporate management, finance, financial aid processing, information technology, human resources, finance, legal, and compliance, and other corporate functions, the cost of renting and maintaining administrative facilities, technology expenses, and costs for professional services. General and administrative expenses also include bad debt expense. General and administrative expenses are generally affected by the costs of salaries and benefits for our general and administrative personnel, the efficiency of delivering back-office support, including technology services, the costs of services purchased from third-party vendors, including information technology managed service providers, and the level of expenditures for supporting company initiatives.

Depreciation and amortization. We incur depreciation and amortization expenses for costs related to the capitalization of property, equipment, software, and program development on a straight-line basis over the estimated useful lives of the assets. In addition, prior to September 30, 2024, we incurred amortization expense for the amortization of identified intangible assets with a definite life resulting from the Rasmussen Acquisition.
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

Loss on leases. Loss on leases recognizes the difference between the estimated remaining economic benefit to the Company and the carrying value of lease’s right-of-use assets, as well as losses incurred as the result of lease terminations.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition and the valuation of goodwill and indefinite-lived intangible assets and assets held for sale. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ and have a material impact on our Consolidated Financial Statements, or our results of operations and financial position, and subsequent events are not necessarily indicative of the reasonableness of the original assumptions or estimates. The following discussion of our critical accounting policies and estimates is intended to supplement the accounting policies presented in “Note 2. Significant Accounting Policies” included in our Consolidated Financial Statements.

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

In connection with the acquisitions of RU and HCN, we recorded goodwill and identified intangible assets. Goodwill is the excess of the purchase price of an acquired business over the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized. Goodwill is reported at the reporting unit level that we have defined as our reporting segments. There was no goodwill recorded in connection with the acquisition of GSUSA reported in Corporate and Other, and there is no goodwill in our APUS Segment. In connection with the acquisitions of RU and HCN, we also recorded identified intangible assets with an indefinite useful life which include trade name, accreditation, licensing, and Title IV, and affiliate agreements, and a definite useful life which include student roster, curricula, student contracts and relationships, lead conversions, and non-compete agreements. There are no indefinite-lived or definite-lived intangible assets in our APUS Segment.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events and circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The process of evaluating goodwill and indefinite-lived intangible assets for impairment is subjective and requires significant judgment and estimates. When performing an optional qualitative analysis, we consider many factors, including general economic conditions, industry and market conditions, certain cost factors, financial performance, and key business drivers (for example, student enrollment), long-term operating plans, and potential changes to significant assumptions and estimates used in the most recent fair value analysis. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions and estimates. Actual results may differ and have a material impact or our results of operations and financial position, and subsequent events are not necessarily indicative of the reasonableness of the original assumptions or estimates.

We estimate fair value in our quantitative analysis by weighting the results from two different valuation approaches. They are: (i) discounted cash flow and (ii) guideline public company. Under the discounted cash flow method, fair value was determined by discounting the estimated future cash flows of RU and HCN at their estimated weighted-average cost of capital. We incorporate the use of projected financial information and a discount rate that are developed using market participant-based assumptions. The cash-flow projections are based on three-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth, which are updated at least annually and approved by management. Under the guideline public company method, pricing multiples from other public companies in the public higher education market were used to determine the fair value of RU and HCN. Values derived under the two valuation methods are then weighted to estimate RU and HCN’s enterprise values. If we determine that the carrying amount of a reporting unit exceeds its fair value, we then calculate the implied fair value of the reporting unit goodwill as compared to its carrying amount to determine the appropriate impairment charge. Although we believe our assumptions are reasonable, actual results may vary significantly and may expose us to material impairment charges in the future. Our methodology for determining fair values remained consistent for the periods presented.

At October 31, 2024, we completed our annual assessment of goodwill and indefinite-lived intangibles for our RU and HCN Segments. The annual assessment concluded that the fair value of goodwill for RU and HCN exceeded their carrying values by approximately $71.9 million, or 62%, and $8.6 million, or 24%, respectively. Significant assumptions in the forecast used in the discounted cash flow valuation model include continued improvement in our RU Segment enrollment and cost containment measures. Our HCN Segment’s significant assumptions in the forecast relate to future campus openings and tuition increases. These assumptions could be negatively affected by and of the following including, but not limited to, changes in our regulatory environment, declines in student enrollment, adverse actions by state boards of nursing including enrollment caps, and increases in our expenses not in our plan. In addition, we determined the fair value of our RU and HCN Segment indefinite-lived intangible asset was greater than their carrying values. Therefore, for the year ended December 31, 2024, there was no impairment of RU and HCN Segment goodwill and indefinite-lived intangible assets.

Significant assumptions inherent to valuation methodologies for goodwill and indefinite-lived intangible assets include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in the higher education market. Future changes, including minor changes in the significant assumption or other factors including revenue, operating income, valuation multiples, and other inputs to the valuation process may result in future impairment charges, and those charges could be material.

At December 31, 2024, after recording non-cash impairment charges for RU and HCN Segment goodwill and intangible assets in 2022 and 2023, the carrying value of RU and HCN Segments goodwill was $33.0 million and $26.6 million, respectively, and the carrying value of RU and HCN Segments intangible assets was $24.5 million and $3.7 million, respectively.

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

We evaluated the Series A Senior Preferred Stock at issuance for the embedded derivative features and the potential need for bifurcation under ASC 815 Derivatives and Hedging- Embedded Derivatives. We engaged an independent valuation firm to assist with the evaluation at issuance. As of December 31, 2022, the embedded features identified for bifurcation were determined to have minimal or no value and therefore deemed to not be material to the financial statements. We reviewed the embedded features as of December 31, 2023, and 2024 and determined that they are not material to the financial statements.

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

Results of Operations

The following table sets forth statements of income data as a percentage of revenue for each of the years ended:

	Year Ended December 31,
	2023	2024
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	48.8%	47.3%
Selling and promotional	22.1%	20.6%
General and administrative	21.3%	22.7%
Depreciation and amortization	4.6%	3.1%
Impairment of goodwill and intangible assets	10.7%	—%
Loss on assets held for sale	0.4%	0.3%
Loss on leases	—%	0.6%
Loss on disposals of long-lived assets	0.1%	0.1%
Total costs and expenses	108.0%	94.7%
(Loss) income from operations before interest and income taxes	(8.0)%	5.3%
Interest income (expense)	(0.7)%	(0.3)%
(Loss) income from operations before income taxes	(8.8)%	5.0%
Income tax (benefit) expense	(1.8)%	1.7%
Equity investment loss	(0.9)%	(0.7)%
Net (loss) income	(7.9)%	2.6%
Preferred Stock Dividend	1.0%	1.0%
Net (loss) income available to common stockholders	(8.9)%	1.6%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenue
For the year ended December 31, 2024, our consolidated revenue was $624.6 million, an increase of $24.1 million, or 4.0%, compared to $600.5 million in 2023. The increase in revenue was primarily due to a $13.7 million, or 4.5%, increase in revenue in our APUS Segment, a $10.4 million, or 18.2%, increase in revenue in our HCN Segment, and a $2.2 million, or 1.0%, increase in revenue in our RU Segment, partially offset by a $2.0 million, or 7.5%, decrease in GSUSA revenue included in Corporate and Other.

APUS net course registrations increased approximately 2.9% to 378,400 for the year ended December 31, 2024, from approximately 367,600 in the 2023 period. The increase in net course registrations was primarily due to an increase in registrations by military-affiliated students utilizing VA. Net course registrations represent the total number of courses for which students remain enrolled after the date by which they may drop a course without financial penalty.

For the year ended December 31, 2024, RU enrollment decreased 1.3% as compared to the 2023 period. This decline in enrollment was driven by a 7.5% decrease in on-ground enrollment, partially offset by a 4.5% increase in online enrollment, which has a lower revenue per student. While enrollment declined, revenue increased due to tuition increases effective in the first quarters of 2023 and 2024 and the third and fourth quarters of 2024 for select students and programs, as compared to the prior year period. We believe the overall decline in on-ground enrollment can be attributed to several factors, including self-imposed caps on nursing student enrollment and the overall environment in which RU operates, including as a result of the effects of regulatory matters and competition. During the third and fourth quarters of 2024, RU experienced improvements with both on-ground and online enrollment as compared to prior year periods. RU total student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty.

For the year ended December 31, 2024, HCN student enrollment increased approximately 14.9% as compared to the 2023 period. The increase in total student enrollment is primarily due to the continued enrollment growth at the Detroit, Michigan campus that opened in October 2022, the Dayton, Ohio campus which relocated in 2023, and the Columbus and Toledo campuses, in Ohio, which relocated in 2024. HCN total student enrollment represents the total number of students enrolled in a course immediately after the date by which students may drop a course without financial penalty.

Costs and Expenses
For the year ended December 31, 2024, costs and expenses were $591.5 million, a decrease of $57.4 million, or 8.8%, compared to $648.9 million in 2023. Costs and expenses for the year ended December 31, 2024, include $3.8 million in information technology transition services costs in all our segments as well as Corporate and Other, a $3.7 million loss on leases in our RU Segment, $2.2 million in professional fees in Corporate and Other relating to the Combination, and a $1.6 million loss on assets held for sale in our APUS Segment, all on a pre-tax basis. Costs and expenses for the year ended December 31, 2023, include a non-cash goodwill and intangible asst impairment charge of $64.0 million in our RU Segment, and to reflect the corresponding tax impact, a $2.4 million pre-tax loss on assets held for sale in our APUS Segment, and a pre-tax charge of $2.4 million in transition services fees in our RU Segment selling and promotional expenses related to the termination of the marketing contract with Collegis effective January 31, 2023. Costs and expenses for the year ended December 31, 2024, as compared to the prior year period, excluding the items noted above, increased $0.1 million, primarily due to increases in employee compensation costs, other technology costs, bad debt expense, and classroom and course materials costs, partially offset by decreases in depreciation and amortization expenses, advertising costs, and rent costs

Costs and expenses as a percentage of revenue decreased to 94.7% in 2024 from 108.0% in 2023. Excluding the impairment charges, loss on leases, information technology transition services costs, losses on assets held for sale, Collegis transition fees, and professional fees relating to the Combination, costs and expenses were 92.9% of revenue for the year ended December 31, 2024, compared to 96.6% of revenue in the prior year period. Our income before interest and income taxes as a percentage of revenue, or our operating margin, improved to 5.3% in 2024 from negative 8.0% compared to the prior year period. Excluding the charges noted above, our operating margin improved to 7.1% in 2024 from 3.4% compared to the prior year period. The decrease in our costs and expenses as a percentage of revenue and improvement in our operating margin was primarily due to the factors discussed above.

Instructional costs and services expenses. For the year ended December 31, 2024, instructional costs and services expenses were $295.7 million, an increase of approximately $2.8 million, or 1.0%, compared to $292.9 million in 2023. The increase in instructional costs and services expenses was primarily due to increases in employee compensation costs in our APUS and HCN Segments due to an increase in registrations at APUS and enrollments at HCN, an increase in classroom and course materials costs in our HCN Segment, partially offset by decreases in employee compensation costs in our RU Segment and Corporate and Other due to lower enrollments at RU and GSUSA and decreases in technology costs, rent costs, and professional fees in our RU Segment. Instructional costs and services expenses as a percentage of revenue decreased to 47.3% in 2024, compared to 48.8% in 2023.

Selling and promotional expenses. For the year ended December 31, 2024, selling and promotional expenses were $128.8 million, a decrease of $4.2 million, or 3.2%, compared to $133.0 million in 2023. Selling and promotional expenses for the year ended December 31, 2023, include $2.4 million in transition services fees in our RU Segment related to the termination of the Collegis marketing contract, effective January 31, 2023. Other decreases in selling and promotional expenses were primarily due to decreases in advertising costs in our APUS and RU Segments and employee compensation costs and marketing support costs in our RU Segment. The decreased costs were partially offset by increases in employee compensation costs in our APUS and HCN Segments and Corporate and Other, professional fees in our APUS Segment and advertising costs in our HCN Segment. Selling and promotional expenses as a percentage of revenue decreased to 20.6% in 2024, compared to 22.1% in 2023. Excluding the Collegis transition service fees, selling and promotional expenses were 21.7% of revenue in 2023.

General and administrative expenses. For the year ended December 31, 2024, general and administrative expenses were $142.0 million, an increase of $13.8 million, or 10.8%, compared to $128.2 million in 2023. The increase in general and administrative expenses was primarily due to increases in information technology transition services costs in our APUS and HCN Segments as well as Corporate and Other, and increases in other information technology costs our APUS, RU, and HCN Segments, employee compensation costs in our RU and HCN Segments and Corporate and Other, as well as professional fees in our APUS and RU Segments, and bad debt expense in our HCN Segment, partially offset by decreases in employee compensation costs in our APUS Segment, and other information technology costs in Corporate and Other. General and administrative expenses as a percentage of revenue increased to 22.7% in 2024 compared to 21.3% in 2023.

For the year ended December 31, 2024, consolidated bad debt expense increased to $18.5 million, or approximately 3.0% of revenue, from $16.5 million, or approximately 2.7% of revenue, in 2023. The increase in bad debt expense was primarily due to an increase in the HCN, RU, and APUS Segments of $1.4 million, $0.5 million and $0.1 million, respectively, as compared to the prior year period.

Depreciation and amortization. Depreciation and amortization expenses were $19.3 million in 2024, compared to $27.8 million in 2023, a decrease of $8.5 million or 30.6%, primarily related to the full amortization of certain definite lived intangible assets in our RU Segment in 2023. Depreciation and amortization expenses as a percentage of revenue decreased to 3.1% in 2024 compared to 4.6% in 2023.

Impairment of goodwill and intangible assets. For the year ended December 31, 2024, there were no impairment charges on goodwill and intangible assets. For the year ended December 31, 2023, the non-cash impairment of goodwill and intangible assets of $64.0 million resulted from the reduction of the carrying value of goodwill and intangible assets in our RU Segment, and the corresponding tax impact. For additional information regarding the impairment of goodwill and intangible assets, and a discussion of the potential for future impairment charges for goodwill and intangible assets, please refer to the discussion in “Note 7. Goodwill and Intangible Assets” included in the Consolidated Financial Statements in this Annual Report.
Loss on assets held for sale. For the year ended December 31, 2024, we recorded a $1.6 million loss to reduce the carrying value of a real property reclassified to held for sale in our APUS Segment in the fourth quarter of 2024. For the year ended December 31, 2023, we recorded a $2.4 million loss to reduce the carrying value of a real property reclassified to held for sale in our APUS Segment in the fourth quarter of 2023.
Loss on disposal of long-lived assets. The loss on disposal of long-lived assets was $0.4 million in 2024, compared to $0.6 million in 2023.

Stock-based compensation. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses was $7.7 million in both 2024 and 2023. Stock-based compensation costs include performance stock unit incentive costs and accelerated expense for retirement-eligible employees.

The table below reflects our stock-based compensation expense recorded in our Consolidated Statements of Income included in our Consolidated Financial Statements for the years ended 2023 and 2024 (in thousands):

	Year Ended December 31,
	2023	2024
Instructional costs and services	$895	$808
Selling and promotional	490	562
General and administrative	6,355	6,298
Total stock-based compensation expense	$7,740	$7,668
Interest expense, net. Interest expense, net of interest income, was $2.1 million in 2024, compared to $4.5 million in 2023. The decrease in interest expense, net was primarily due to the increase in interest income earned for the year ended December 31, 2024, as compared to the prior year period.

Income tax (benefit) expense. For the year ended December 31, 2024, we recognized an income tax expense of $10.4 million, compared to an income tax benefit of $10.7 million in 2023. The effective tax rate was 39.3% and 18.5% in 2024 and 2023, respectively. The effective tax rate in 2024 was impacted by a $4.4 million equity investment loss not deductible for tax purposes, and an increase in non-deductible stock compensation expense in relation to taxable income in 2024, as compared to the prior year period. The year ended December 31, 2023, includes a $15.8 million income tax benefit related to the impairment of goodwill and intangible assets.

Equity investment loss. Equity investment loss was $4.4 million for the year ended December 31, 2024, compared to an equity investment loss of $5.2 million in the prior year period. Equity investment loss for the year ended December 31, 2024, includes a $3.3 million non-cash investment loss on a cost method equity investment due to the investee entering into a new convertible debt agreement, which resulted in the conversion of our preferred stock holdings in the investee into common shares, and the dilution of our ownership percentage, and a $1.1 million loss on the sale of the remaining cost method equity investment. Equity investment loss for the year ended December 31, 2023, included a $5.2 million non-cash investment loss related to the sale of the investee with no sales proceeds to us.

Net income (loss). Net income in 2024 was $16.1 million, compared to net loss of $47.3 million in 2023, an increase of $63.4 million. This increase was related to the factors discussed above.
Preferred stock dividends. Preferred stock dividends for the year ended December 31, 2024, were $6.1 million compared to $6.0 million in 2023.

Net income (loss) available to common stockholders. Net income available to common stockholders in 2024 was $10.1 million, compared to net loss available to common stockholders of $53.3 million in 2023, an increase of $63.4 million. This increase was related to the factors discussed above.

Operating Results by Reportable Segment - Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The table below details our operating results by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2024	$ Change	% Change
Revenue
APUS Segment	$303,303	$317,049	$13,746	4.5%
RU Segment	214,086	216,262	2,176	1.0%
HCN Segment	56,936	67,290	10,354	18.2%
Corporate and Other	26,220	23,958	(2,262)	(8.6)%
Total Revenue	$600,545	$624,559	$24,014	4.0%
(Loss) income from operations before interest and income taxes
APUS Segment	$84,426	$89,422	4,996	5.9%
RU Segment	(103,575)	(21,798)	81,777	(79.0)%
HCN Segment	(1,396)	(1,122)	274	(19.6)%
Corporate and Other	$(27,761)	$(33,436)	(5,675)	20.4%
Total (loss) income from operations before interest and income taxes	$(48,306)	$33,066	$81,372	(168.5)%

APUS Segment

Our APUS Segment revenue was $317.0 million in 2024, an increase of $13.7 million, or 4.5%, compared to $303.3 million in 2023, which was primarily attributable to higher net course registrations and the impact of tuition and fee increases in 2023 and 2024. Net course registrations at APUS increased 2.9% to approximately 378,400 in 2024 compared to the 2023 period. The increase in net course registrations was primarily due to an increase in registrations by military-affiliated students utilizing VA. Income from operations before interest and income taxes was approximately $89.4 million in 2024, an increase of $5.0 million, or 5.9%, compared to the 2023 period. The increase in income from operations before interest and income taxes was due to the changes in revenue and expenses discussed above.

RU Segment

Our RU Segment revenue was $216.3 million in 2024, an increase of $2.2 million, or 1.0%, compared to $214.1 million in 2023, which was due to tuition increases in 2023 and 2024, partially offset by lower enrollments in 2024. Enrollment at RU decreased approximately 1.3% during the year ended December 31, 2024, as compared to the 2023 period. This decline in enrollment was driven by a 7.5% decrease in on-ground enrollment, partially offset by a 4.5% increase in online enrollment, which has a lower revenue per student. We believe the decline in on-ground enrollment can be attributed to several factors, including self-imposed caps on nursing student enrollment and the overall environment in which RU operates, including as a result of the effects of regulatory matters and competition. During the third and fourth quarters of 2024, RU experienced improvements with on-ground and online enrollments as compared to prior year periods. RU Segment loss from operations before interest and income taxes was $21.8 million in 2024 compared to a loss from operations before income and taxes was $103.6 million in 2023. The RU Segment loss includes impairment charges on goodwill and intangible assets of $64.0 million in 2023, and to reflect the corresponding tax impact.

HCN Segment

Our HCN Segment revenue was approximately $67.3 million in 2024, an increase of $10.4 million, or 18.2%, compared to $56.9 million in the 2023 period, which was primarily attributable to an increase in student enrollment and a 5% tuition increase in the second quarter of 2023. HCN student enrollment increased approximately 14.9% during the year ended December 31, 2024, as compared to the 2023 period. The increase in total student enrollment is primarily due to the continued enrollment growth at the Detroit, Michigan campus which opened in October 2022, the Dayton, Ohio campus which relocated in 2023, and the Columbus and Toledo campuses which relocated in 2024. Loss from operations before interest and income taxes in the HCN Segment was approximately $1.1 million in 2024 compared to a loss from operations of $1.4 million in 2023, an improvement of $0.3 million. The decrease in loss from operations before interest and income taxes is due to the changes in revenue and expenses discussed above.

Liquidity and Capital Resources
Cash, cash equivalents, and restricted cash was $144.3 million and $158.9 million at December 31, 2023, and 2024, respectively, representing an increase of $14.6 million, or 10.1%, in the 2024 period. The increase in cash was primarily due to higher revenue and operating income at APUS, TA receivables that we would have expected to receive in 2023 being received in 2024, and a decrease in cash paid for the repurchases of common stock, offset by the change in TA billing policy effective January 1, 2024, the change to how we bill TA at APUS in the fourth quarter of 2024, and higher capital expenditures. We have historically financed operating activities and capital expenditures with cash provided by operating activities. We expect to continue to fund our costs and expenses through cash generated from operations for the next twelve months and beyond. For more on our material cash requirements from known contractual and other obligations, please refer to “Contractual Obligations” below in this Annual Report.

We derive a significant portion of our revenue from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course or term. Another significant source of revenue is derived from TA from the DoD and programs from the Department of Veterans Affairs. Generally, these funds are received within 60 days of the start of the courses to which they relate, however in September 2023, APUS changed its approach to invoicing for TA and is currently taking longer to bill TA, which has the effect of delaying payments. APUS’s change in billing approach resulted in approximately $22.1 million of receivables that we would have expected to receive in 2023 being received in 2024. The change in billing approach positively impacted the “90%” side of the ratio in 2023.

As a result of the problems with TA discussed in further detail in the Risk Factor that begins “Our student registrations, revenue, and cash flow have been adversely impacted...”, approximately $18.4 million in cash payments from the Army to APUS that were expected to be received in 2021 and 2022 were received in 2023. This together with the January 1, 2023, change to the 90/10 Rule and enrollment growth among service members as compared to declines in students who use non-federal educational assistance funds caused APUS’s 90/10 Rule percentage to increase.

In January 2024, APUS revised its billing policy for students utilizing TA from two weeks to five weeks after course start date to nine weeks after the course start date. The changes in billing approach positively impacted the “90%” side of the ratio in 2024. In December 2024, APUS implemented another change to its approach to invoicing for TA, delaying into 2025 payments for TA that ordinarily would have been received in 2024. We estimate that APUS’s change in billing approach resulted in approximately $26.4 million of receivables that we would have expected to receive in 2024 being received in 2025. While the change in billing approach positively impacted the “90%” side of the ratio in 2024, it reduced operating cash flow in 2024, may result in increased bad debt expense in 2025, and may cause the “90%” side of the ratio to increase in 2025 or future years, which could have an adverse impact on our cash flow and results of operations, as well as APUS’s ability to comply with the 90/10 Rule in 2025 or future years. The change in billing practice added to our accounts receivable as of December 31, 2024, and resulted in an increase to our leverage ratios as of December 31, 2024, under our Credit Agreement and the purchase agreement for the shares of Series A Senior Preferred Stock as further discussed in “Note 9. Long-Term Debt” and “Note 13. Preferred Stock” included in the Consolidated Financial Statements in this Annual Report.

ED evaluates institutions on an annual basis for compliance with specified financial responsibility standards, including a complex formula based on line items from the institution’s audited financial statements. Generally, an institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible. A composite score between 1.0 and 1.4 is considered by ED to be in the “zone.” An institution in the “zone” may still participate in Title IV programs as a financially responsible institution through the “zone alternative” as set forth in ED regulations. As a result of ED’s determination our 2022 composite score was between 1.0 and 1.5, APUS, RU and HCN currently operate under the zone alternative to establish financial responsibility. Under the zone alternative, we are required to: (i) make Title IV disbursements to eligible students and parents under the heightened cash monitoring payment method, or HCM1, pursuant to which we would be required to first make disbursements to eligible students and parents and pay any credit balances before we request or receive funds from ED for the amount of those disbursements; (ii) notify ED of certain events, such as an adverse action taken by any of our institution’s accreditors or state authorizing agencies; (iii) provide regular reports to ED relating to our institution’s current operations and future plans; and (iv) require our auditors to express an opinion on our compliance with the requirements under the zone alternative. HCM1 did not have a significant impact on 2024 financial results. Additionally, RU is required to provide a letter of credit for the benefit of ED on behalf of RU in connection with RU’s 2020 composite score, which is used by ED for determining compliance with financial responsibility standards, being below the minimum required. Restricted cash includes a $24.3 million restricted certificate of deposit to secure a letter of credit.

Our Credit Agreement and the purchase agreement for the shares of Series A Senior Preferred Stock, or the Purchase Agreement, contain financial covenants that require us to maintain a Total Net Leverage Ratio (as defined in each respective agreement) of no greater than 2.00 to 1.00 and 0.75 to 1.00, respectively, subject to certain exceptions.

Our Total Net Leverage Ratio, under the Credit Agreement, at December 31, 2023, and 2024 was 0.51 and 0.20, respectively. While we do not anticipate that a higher leverage ratio will have material limitations on our expected operations for 2025, it could result in reduced operational flexibility in 2025 and future years.

Budget cuts or constraints, particularly those that impact DoD or include suspension or modifications to TA programs, reductions in force, or cuts to services and tools that we or APUS students rely upon for recruitment, enrollment access, and TA, including in connection with congressional action or inaction relating to the federal debt ceiling, could have a material adverse effect on APUS’s enrollments and on our cash flows, results of operations, and financial condition. Even temporary changes to military activity and budgets may adversely affect operations. For example, funding for the federal government or portions thereof, including the DoD, Department of Homeland Security, and Coast Guard, lapsed and resulted in partial shutdowns in 2018 and 2019. Any future government shutdown could have a material adverse effect on APUS’s enrollments and on our cash flows and results of operations, and U.S. government default on its debt would have broad adverse macroeconomic effects that would materially affect our cash flow and results of operations.

Our operating expenditures may increase in future periods as we continue to invest in the modernization of our information technology systems, advertising, and other expenditures. We are in the midst of a multi-year technology transformation program that we expect will enable us to enhance the learning experience for students, better accommodate new flexible learning modalities, and improve the operational effectiveness of our enterprise. In April 2022, we notified Collegis that we intended to permit RU’s information technology services contract to expire by its terms in September 2024. In December 2023, we entered into an agreement with a managed service provider to outsource a number of our information technology operations, including some that were previously being provided by Collegis, including service desk, student support, end user support, and network management and operations. In April 2024, this transition was completed, and in the third quarter of 2024, we substantially completed the insourcing of information technology services and the outsourcing of certain services to a managed service provider. For the year ended December 31, 2024, we incurred approximately $3.8 million in information technology transition services costs.

Operating and capital expenditures may also increase as we continue to update and invest in our core enterprise systems. At APUS, we have a legacy customized student information system, or SIS, that we refer to as Partnership at a Distance™, or PAD, and proprietary information systems and processes to support PAD. RU uses Anthology Campus Nexus as its SIS. The RU SIS environment is currently hosted with Anthology in a cloud environment. APUS and RU admissions functions are managed inside of Salesforce and connected to PAD for APUS and Anthology for RU to ensure all pertinent information is synchronized appropriately. HCN and GSUSA have their own SIS platforms. In 2025, we plan to replace the existing SIS platform used by GSUSA and will also begin moving HCN to a new SIS platform. More broadly, we continue to review and assess our student information and services platforms and their capabilities, including whether to consolidate to a standard platform across more or all our institutions.

Capital expenditures could be higher in the future as a result of, among other things, additional expenditures for technology or other business capabilities, the maintenance of existing campuses at RU and HCN, the opening of new campuses or the consolidation of existing campuses at RU and HCN, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. We also expect to continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies.

On January 28, 2025, we announced the Combination, which we anticipate completing in the third quarter of 2025 subject to obtaining required approvals and ED taking related actions. For the year ended December 31, 2024, we incurred approximately $2.2 million in professional fees and expect to incur between approximately $3.0 million and $5.0 million in professional fees in 2025 to complete the Combination. See the Risk Factor with the caption beginning “The planned combination of APUS, RU, and HCN …”, “Business – Regulatory Environment – Accreditation – Institutional Accreditation – The Planned Combination of APUS, RN, and HCN” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for more information.

RU has historically relied on Collegis for a variety of outsourced marketing services and information technology functions under one contract for marketing services and another for information technology functions. In April 2022, we notified Collegis that we intended to permit both contracts to expire by their terms on September 30, 2024. In October 2022, RU and Collegis mutually agreed to the termination of the marketing services contract effective January 31, 2023, rather than having the contract expire by its terms in September 2024. Expenses for the fourth quarter of 2022 include $3.9 million in transition fees in connection with the termination of the previously outsourced marketing services contract as specific transition obligations were completed, and first quarter of 2023 expenses included the remaining $2.4 million in transition service fees, for total non-recurring transition service fees of $6.3 million. We completed the transition of RU marketing to our in-house centralized marketing team during the first quarter of 2023.

In December 2022, we issued $40 million of Series A Senior Preferred Stock, $0.01 par value per share, to affiliates of our existing common stockholders of the Company. We used a portion of the net proceeds from the sale of the Series A Senior Preferred Stock, along with available cash, to repay approximately $65 million of the outstanding principal balance of our Term Loan. After the repayment, the aggregate amount of the Term Loan outstanding was $99.1 million at December 31, 2022. We are required to pay periodic cash dividends to the holders of our Series A Senior Preferred Stock, which will accrue at an annual rate equal to Term SOFR (as defined in the Certificate of Designation) plus 10.00%, and will increase by 2.0% on June 28, 2025, and another 0.5% on October 1, 2025 and the first day of every following quarter, subject to a maximum of Term SOFR plus 25.0%, other than an increase in the dividend rate in connection with an event of default under the Certificate of Designation. We also have the option, from time to time, to redeem the Series A Senior Preferred Stock pro rata in whole or in part. Payment of dividends or the exercise of this redemption right could adversely impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, and other general corporate purposes.

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

We believe our cash flow from operations and our existing cash and cash equivalents will provide adequate funds for ongoing operations, debt, and interest obligations, and planned capital expenditures for the next 12 months and the foreseeable future. However, our future capital requirements and our ability to generate sufficient cash to fund our future operations will depend on a number of factors. There can be no guarantee that our business will generate sufficient cash flow from operations or that future capital or borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, to pay dividends on our Series A Senior Preferred Stock when due, or to fund our other liquidity needs. Failure to achieve business performance consistent with our expectations, including as a result of regulatory action, or to comply with the 90/10 Rule or meet the financial responsibility requirements, or any government shutdown could adversely impact our cash flows and results of operations. In addition, our efforts to comply with the 90/10 Rule could lead us to reduce enrollments or require us to make expenditures that would reduce our existing cash available for operations. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness or pay a special dividend to holders of our Series A Senior Preferred Stock, which would also reduce our existing cash available for operations. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Operating Activities
Net cash provided by operating activities was $45.5 million and $48.9 million in 2023, and 2024, respectively. The increase in cash from operating activities is primarily due to higher revenue and operating income at APUS, the receipt of fourth quarter 2023 cash received in the first quarter of 2024, offset by the change in TA billing policy effective January 1, 2024, and the change to how we bill TA at APUS in the fourth quarter of 2024, and changes in working capital due to the timing of receipts and payments. Accounts receivable at December 31, 2024, increased approximately $11.5 million compared to December 31, 2023, primarily related to our APUS Segment as a result of a change in our billing policy during the fourth quarter 2024. Accounts payable, accrued liabilities, and accrued compensation and benefits at December 31, 2024, were approximately $5.3 million higher than December 31, 2023, primarily due to the timing of payment processing.

Investing Activities
Net cash used in investing activities was $13.8 million and $21.1 million in 2023, and 2024, respectively. Investing activities for the years ended December 31, 2023, and 2024, include capital expenditures of $13.9 million and $21.1 million, respectively. The increase in capital expenditures for the year ended December 31, 2024, was primarily due to campus relocations at our HCN and RU Segments and an increase in information technology capital expenditures.

Financing Activities
Net cash used in financing activities was $16.9 million and $13.2 million in 2023 and 2024, respectively. The decrease in cash used in financial activities is primarily due to a decrease in cash used to repurchase our common stock. For the year ended December 31, 2023, we repurchased 1,515,766 shares for an aggregate purchase price of $9.7 million, compared to 251,146 shares of common stock for an aggregate purchase price of $2.8 million, for the year ended December 31, 2024. This decrease in cash used for stock repurchases was partially offset by $2.6 million in principal payments made on our long-term debt in 2024.

Contractual Obligations
Long-term debt
We have long-term debt outstanding under the Credit Agreement of $96.4 million as of December 31, 2024. No principal payments are due in 2025 as a result of the December 2022 prepayments. Interest payable of $9.6 million is due in 2025, assuming the variable rate as of December 31, 2024. For more information on the timing and amount of our future principal and interest payments, please refer to “Note 9. Long-Term Debt” included in the Consolidated Financial Statements in this Annual Report.

Lease obligations

We have leases for office space and campus facilities. As of December 31, 2024, we had lease payment obligations of $137.5 million, with $19.2 million payable in 2025. For more information on the timing and amount of our future lease obligations, please refer to “Note 8. Leases” included in the Consolidated Financial Statements in this Annual Report.

Other purchase obligations

As of December 31, 2024, we had other purchase obligations of $15.8 million, with $9.8 million payable in 2025. In July 2024, RU entered into a contract with a third-party to provide nursing program curriculum upgrades and course materials, and testing services to nursing students, replacing an existing third-party provider. Total annual expense under this contract is estimated to be between approximately $6.0 million and $7.0 million annually through December 31, 2027, based on enrollment, such amount approximately equal to the prior third-party provider.

Impact of Inflation
Recently, the U.S. economy experienced the highest rates of inflation since the 1980s. Historically, we have not experienced significant inflation risk in our business arising from fluctuations in market prices; however, our ability to raise our tuition and fees depends on market conditions. APUS, RU, and HCN increased certain tuition and fees in 2023 and 2024, and RU intends to increase tuition in 2025, in order to offset increased faculty costs and other costs, but there may be periods during which we are unable to fully recover increases in our costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to the impact of interest rate changes and may be subject to changes in the market value of future investments. We invest our excess cash in bank deposit accounts, money market funds invested in federal securities and short-term U.S. Treasury bills with original maturities of three months or less when purchased.
Market Risk
We had no material derivative financial instruments or derivative commodity instruments as of December 31, 2024. We maintain our cash and cash equivalents in bank deposit accounts, money market funds, and short-term U.S. Treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio, the low yield on the portfolio, and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair value of our portfolio.

Interest Rate Risk
We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. Treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates.
In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. For every 100 basis points increase in Term SOFR, we would incur an incremental $1.0 million in interest expense per year, excluding any impact offset from the interest rate cap agreement. To reduce our exposure to market risks from increases in interest rates on our variable rate indebtedness we entered into a hedging arrangement in the form of an interest rate cap agreement. The interest rate cap agreement, as further discussed in “Note 9. Long-Term Debt” included in the Notes to the Consolidated Financial Statements in this Annual Report, provided us with interest rate protection in the event the one-month Term SOFR rate increases above 1.78% and expired on December 31, 2024. In January 2025, we entered into a new interest rate cap agreement, with a notional value of $50.0 million, which will expire in June 2026. This new interest rate cap agreement provides us with interest rate protection in the event that the Term SOFR rate exceeds 5.00%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
American Public Education, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of American Public Education, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Public Education, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(c) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill and Intangible Assets — Rasmussen University Reporting Unit — Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

In connection with the Company’s September 1, 2021, acquisition of Rasmussen University (“RU”), the Company recorded $217.4 million of goodwill, representing the excess of the purchase price over the amount assigned to new assets acquired, and indefinite-lived intangible assets with an initial fair value of $51.0 million. During the fiscal year ended December 31, 2022, the Company recorded non-cash impairment charges of $131.4 million and $15.5 million, reducing the carrying values of the RU goodwill and indefinite-lived intangible assets to $86.0 million and $35.5 million, respectively. During December 31, 2023, the Company recorded non-cash impairment charges of $53.0 million and $11.0 million, reducing the carrying values of RU goodwill and indefinite-lived intangible assets to $33.0 million and $24.5 million, respectively.

The Company annually assesses goodwill and indefinite-lived intangible assets, or more frequently if events and circumstances indicate that the estimated fair value may no longer exceed its carrying value. Such factors considered in the Company’s assessment include, but are not limited to, enrollment trends, financial performance, macroeconomic conditions, regulatory environment, as well as industry and market considerations. When a quantitative impairment test is performed, if the fair value of the reporting unit or indefinite-lived intangible assets is less than its carrying amount, an impairment loss is recorded for the excess of the carrying value over the fair value.

During the fourth quarter of 2024, the Company completed their annual assessment of goodwill and indefinite-lived intangibles for the RU reporting unit. The annual assessment concluded that the fair value of goodwill and indefinite-lived intangibles for RU exceeded their carrying value, thereby resulting in no impairment loss.

Given the significant estimates and assumptions made by management to estimate the fair value of the RU reporting unit, including the fair value of indefinite-lived intangible assets, and the sensitivity of the estimated fair value to changes in those estimates and assumptions, performing audit procedures to evaluate the reasonableness of management's estimates and assumptions utilized in its impairment assessment, particularly the prospective financial information, growth rates, terminal value, discount rates, comparable multiples from publicly traded companies in the higher education market, forecasts of future revenue, the EBITDA margin, and the selection of the royalty rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists.

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
•We evaluated the impact of changes in management’s forecasts from the previous annual impairment test date of October 31, 2023, and the annual impairment test date of October 31, 2024.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, discount rate, long term growth rate, comparable multiples from publicly traded companies in the higher education market and royalty rates used by testing the underlying source information, the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate and royalty rate selected by management.
•We evaluated the work of management’s expert as audit evidence and assessed the level of knowledge, skill, and ability of the expert in the particular field.
•We compared the carrying value for the reporting unit and indefinite-lived intangible assets to amounts recorded by the Company.

/s/ Deloitte & Touche LLP
McLean, Virginia
March 6, 2025

We have served as the Company's auditor since 2018.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets

	As of December 31,
	2023	2024
	(In thousands, except per share amounts)
Assets
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$144,342	$158,941
Accounts receivable, net of allowance of $15,359 in 2023 and $19,280 in 2024	50,973	62,465
Prepaid expenses	13,032	13,748
Income tax receivable	474	949
Assets held for sale (Note 6)	8,561	24,469
Total current assets	217,382	260,572
Property and equipment, net	87,503	73,383
Operating lease assets, net	100,023	94,776
Deferred income taxes	51,360	47,311
Intangible assets, net	31,539	28,221
Goodwill	59,593	59,593
Other assets, net	9,986	6,247
Total assets	$557,386	$570,103
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,663	$7,847
Accrued compensation and benefits	16,711	20,546
Accrued liabilities	11,476	13,735
Deferred revenue and student deposits	23,830	23,474
Lease liabilities, current	13,309	13,553
Total current liabilities	73,989	79,155
Lease liabilities, long term	96,739	93,645
Long-term debt, net	94,682	93,424
Total liabilities	265,410	266,224
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $.01 par value; authorized shares – 10,000,000; Series A Senior Preferred Stock, 400 shares issued or outstanding in 2023 and 2024, respectively. ($138,132 and $117,439 liquidation preference per share, $55,253 and $46,976 in aggregate, for 2023 and 2024, respectively) (Note 13)	39,691	39,691
Common Stock, $.01 par value; authorized shares – 100,000,000; 17,604,371 issued and outstanding in 2023; 17,712,575 issued and outstanding in 2024	176	177
Additional paid-in capital	299,561	305,823
Accumulated other comprehensive income	1,644	(7)
Accumulated deficit	(49,096)	(41,805)
Total stockholders’ equity	291,976	303,879
Total liabilities and stockholders’ equity	$557,386	$570,103
The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income

	Year Ended December 31,
	2022	2023	2024
	(In thousands, except per share amounts)
Revenue	$606,328	$600,545	$624,559
Costs and expenses:
Instructional costs and services	288,472	292,862	295,703
Selling and promotional	154,649	132,955	128,810
General and administrative	120,352	128,239	141,961
Depreciation and amortization	32,127	27,816	19,303
Impairment of goodwill and intangible assets	146,900	64,000	—
Loss on assets held for sale (Note 6)	—	2,425	1,618
Loss on leases (Note 8)	—	—	3,715
Loss on disposals of long-lived assets	1,176	554	383
Total costs and expenses	743,676	648,851	591,493
(Loss) income from operations before interest and income taxes	(137,348)	(48,306)	33,066
Gain on acquisition (Note 3)	3,828	—	—
Interest expense, net	(17,728)	(4,459)	(2,127)
(Loss) income from operations before income taxes	(151,248)	(52,765)	30,939
Income tax (benefit) expense	(36,276)	(10,715)	10,419
Equity investment loss	(21)	(5,236)	(4,407)
Net (loss) income	(114,993)	(47,286)	16,113
Preferred stock dividends	48	6,008	6,056
Net (loss) income available to common stockholders	$(115,041)	$(53,294)	$10,057
Net (loss) income per common share:
Basic	$(6.10)	$(2.94)	$0.57
Diluted	$(6.08)	$(2.93)	$0.55
Weighted average number of shares outstanding:
Basic	18,859	18,112	17,625
Diluted	18,914	18,193	18,149
The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Comprehensive Income

	2022	2023	2024
	(In thousands)
Net (loss) income	$(114,993)	$(47,286)	$16,113
Other comprehensive (loss) income, net of tax:
Unrealized gain on hedging derivatives	4,429	924	839
Tax effect	(1,094)	(227)	(207)
Unrealized gain on hedging derivatives, net of taxes	3,335	697	632

Reclassifications of gains to net income	(453)	(2,857)	(3,031)
Tax effect	112	702	748
Reclassifications of gains to net income, net of taxes	(341)	(2,155)	(2,283)
Total other comprehensive income (loss)	$2,994	$(1,458)	$(1,651)

Comprehensive (loss) income	$(111,999)	$(48,744)	$14,462

The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)
					Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	18,709,171	$187	$286,385	$108	$128,932	$415,612
Issuance of preferred stock in private offering	400	39,691	—	—	—	—	—	39,691
Preferred Stock Dividends	—	—	—	—	—	—	(48)	(48)
Issuance of common stock under employee benefit plans	—	—	264,384	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(80,764)	(1)	(1,537)	—	—	(1,538)
Stock-based compensation	—	—	—	—	8,009	—	—	8,009
Other comprehensive income	—	—	—	—	—	2,994	—	2,994
Net income	—	—	—	—	—	—	(114,993)	(114,993)
Balance as of December 31, 2022	400	39,691	18,892,791	189	292,854	3,102	13,891	349,727
Preferred Stock Dividends	—	—	—	—	—	—	(6,008)	(6,008)
Issuance of common stock under employee benefit plans	—	—	319,201	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(91,855)	(1)	(1,030)	—	—	(1,031)
Stock-based compensation	—	—	—	—	7,740	—	—	7,740
Repurchased and retired shares of common stock	—	—	(1,515,766)	(15)	—	—	(9,693)	(9,708)
Other comprehensive loss			—	—	—	(1,458)	—	(1,458)
Net loss	—	—	—	—	—	—	(47,286)	(47,286)
Balance as of December 31, 2023	400	39,691	17,604,371	176	299,561	1,644	(49,096)	291,976
Preferred Stock Dividends	—	—	—	—	—	—	(6,056)	(6,056)
Exercise of stock options	—	—	5,796	—	67	—	—	67
Issuance of common stock under employee benefit plans	—	—	475,740	4	(4)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(122,186)	(1)	(1,469)	—	—	(1,470)
Stock-based compensation	—	—	—	—	7,668	—	—	7,668
Repurchased and retired shares of common stock	—	—	(251,146)	(2)	—	—	(2,766)	(2,768)
Other comprehensive loss			—	—	—	(1,651)	—	(1,651)
Net income	—	—	—	—	—	—	16,113	16,113
Balance as of December 31, 2024	400	$39,691	17,712,575	$177	$305,823	$(7)	$(41,805)	$303,879
The accompanying notes are an integral part of these consolidated statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2023	2024
Operating activities	(In thousands)
Net (loss) income	$(114,993)	$(47,286)	$16,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,127	27,816	19,303
Amortization and write-off of debt issuance costs	6,480	1,631	1,480
Stock-based compensation	8,009	7,740	7,668
Equity investment loss	21	5,236	4,407
Deferred income taxes	(41,910)	(16,005)	4,049
Loss on assets held for sale	—	2,425	1,618
Loss on disposal of long-lived assets	1,176	554	383
Gain on acquisition	(3,828)	—	—
Impairment of goodwill and intangible assets	146,900	64,000	—
Other	16	—	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	(2,045)	(8,620)	(11,492)
Prepaid expenses	354	(1,623)	(716)
Income tax receivable/payable	2,432	2,397	(475)
Operating lease assets, net	1,373	3,193	2,723
Other assets	519	(259)	(1,111)
Accounts payable	(10,207)	4,855	(816)
Accrued compensation and benefits	(141)	1,701	3,835
Accrued liabilities	2,917	(2,311)	2,259
Deferred revenue and student deposits	15	70	(356)
Net cash provided by operating activities	29,215	45,514	48,872
Investing activities
Cash paid for acquisition, net of cash acquired	1,951	—	—
Capital expenditures	(16,389)	(13,895)	(21,082)
Proceeds from the sale of real property	765	123	—
Net cash used in investing activities	(13,673)	(13,772)	(21,082)
Financing activities
Cash paid for repurchase of common/restricted stock	(1,538)	(10,739)	(4,238)
Preferred stock dividends paid	—	(6,005)	(6,056)
Cash received from exercise of stock options	—	—	67
Cash received from issuance of preferred stock	39,691	—	—
Cash paid for principal on borrowings and finance leases	(73,864)	(114)	(2,964)
Net cash used in financing activities	(35,711)	(16,858)	(13,191)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(20,169)	14,884	14,599
Cash, cash equivalents, and restricted cash at beginning of period	149,627	129,458	144,342
Cash, cash equivalents, and restricted cash at end of period	$129,458	$144,342	$158,941
Supplemental disclosures of cash flow information
Interest paid	$12,496	$10,603	$10,725
Income taxes paid	$3,996	$2,417	$6,304

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

Restricted cash. Restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. Restricted cash also includes a $24.3 million restricted certificate of deposit to secure a letter of credit for the benefit of ED on behalf of RU in connection with RU’s 2020 composite score, which is used by ED for determining compliance with financial responsibility standards, being below the minimum required. Restricted cash on the Consolidated Balance Sheets as of December 31, 2023 and 2024, excluding the restricted certificate of deposit, was $2.7 million and $1.5 million, respectively. Total restricted cash as of December 31, 2023, and 2024, was $27.7 million and $27.0 million, respectively.

Cash and cash equivalents and restricted cash as of December 31, 2023, and 2024, were as follows (in thousands):

	December 31, 2023	December 31, 2024
Cash, cash equivalents, and restricted cash	$144,342	$158,941
Less: restricted cash	(27,682)	(27,015)
Total unrestricted cash	$116,660	$131,926

Accounts receivable. The Company accounts for receivables in accordance with FASB ASC 310, Receivables. Tuition is recorded as accounts receivable and deferred revenue at the time students begin a course or term. Students may remit tuition payments upon enrollment in a course or term, or they may elect various other payment options with payment terms extending beyond the start of the course or term. These other payment options include payments by sponsors, financial aid, alternative loans, or tuition assistance, or TA, programs, that remit payments directly to the subsidiary institution. HCN also offers extended payment plan options.

When a student remits payment after a course or term has begun, accounts receivable is reduced. If payment is made prior to the start of a course or term, the payment is recorded as a student deposit, and the student is provided access to the course when courses start, in the case of APUS and GSUSA, or allowed to start the term, in the case of RU and HCN. If a payment option is confirmed, the student is allowed to start the course or term. Generally, if no receipt is confirmed or payment option secured, the student will be dropped from the course or not allowed to start the term. Therefore, billed accounts receivable represents charges that have been prepared and sent to students or the applicable third-party payor according to the terms agreed upon in advance.

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

Assets held for sale. Assets held for sale represent excess real property located in Charles Town, West Virginia for the Company’s APUS Segment. Long-lived assets are classified as held for sale when the assets are expected to be sold within the next 12 months and meet the other relevant held for sale criteria. As such, properties are recorded at the lower of the carrying value or fair value, less costs to sell, until such time the asset is sold. For additional details regarding assets held for sale, please refer to “Note 6. Assets Held For Sale” in these Consolidated Financial Statements.

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

Goodwill and intangible assets. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Goodwill is not amortized. The Company accounts for goodwill and indefinite-lived intangible assets in accordance with FASB ASC 350, Intangibles Goodwill and Other, and Accounting Standards Update, or ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Company’s goodwill and intangible assets are deductible for tax purposes.

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

Investments. The Company accounts for its investments in less than majority owned companies in accordance with FASB ASC 323, Investments – Equity Method and Joint Ventures and FASB ASC 321, Investments - Equity Securities. The Company applies ASC 323 to investments when it has the ability to exercise significant influence but does not control the operating and financial policies of the company. This is generally represented by equity ownership of at least 20 percent but not more than 50 percent. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses after the date of acquisition. The pro-rata share of the operating results of the investee is reported in the Consolidated Statements of Income as equity investment income or loss. Investments that do not meet the equity method requirements are accounted for using the cost method under ASC 321 with changes in the fair value of the investment reported in the Consolidated Statements of Income as equity investment income or loss.

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

In each reporting period, the Company evaluates its cost method investments for observable prices changes. Factors the Company may consider when evaluating an observable price may include significant changes in the regulatory, economic, or technological environment, changes in the general market condition, bona fide offers to purchase or sell similar investments, and other criteria. Management must exercise significant judgment in evaluating the potential impairment of its equity investments.

During the third quarter of 2023, the Company evaluated its equity investments for indicators of impairment and concluded the fair value of a cost method investment was less than its carrying amount. As a result, the Company recorded an investment loss of $5.2 million during the third quarter of 2023, on a 2012 cost method investment. This investment loss was due to the investee entering into an agreement to be sold which resulted in no sales proceeds to the Company, and the loss reduced the book value of the cost method investment to zero.

During the first quarter of 2024, the Company evaluated its equity investments for indicators of impairment and concluded the fair value of a cost method investment was less than its carrying amount. As a result, the Company recorded an investment loss of $3.3 million during the first quarter of 2024, on a 2015 cost method investment. This investment loss was due to the investee entering into a new convertible debt agreement that resulted in the conversion of the Company’s preferred stock holdings in the investee into common shares, and the dilution of the Company’s ownership percentage. The investment loss recorded reduced the book value of the cost method investment to zero.

During the second quarter of 2024, the Company sold its remaining equity method investment back to the investee, as it was no longer considered a strategic investment. As a result, the Company recorded an investment loss of $1.1 million, during the second quarter of 2024, on a 2013 equity method investment. The investment loss recorded reduced the book value of the equity method investment to zero.

These investment losses are included in equity investment loss on the Consolidated Statements of Income. There were no indicators of impairment during the year ended December 31, 2022.

Prior to December 31, 2024, the Company’s equity method and cost method investments were included in Other assets, net on the accompanying Consolidated Balance Sheets. As of December 31, 2024, the Company no longer has any investments accounted for under ASC 323 and ASC 321.

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

Deferred revenue and student deposits. Deferred revenue and student deposits at December 31, 2023, and 2024, was $23.8 million and $23.5 million, respectively. Deferred revenue includes payments that have been received from students for courses or terms that are still in process and student deposits represent cash received from students prior to the commencement of a course or term and are refundable to the student in the event the student withdrawals before the start of the course or term.

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

Advertising costs. Advertising costs are expensed as incurred during the year. Advertising expenses for the years ended December 31, 2022, 2023 and 2024 were $90.5 million, $82.6 million, and $78.6 million, respectively, and are included in selling and promotional expenses in the accompanying Consolidated Statements of Income.
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
Under FASB ASC 740, Income Taxes, the Company is required to determine whether uncertain tax positions should be recognized within the Company’s financial statements. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Uncertain tax positions are recognized when a tax position, based solely on its technical merits, is determined more likely than not to not be sustained upon examination. Upon determination, uncertain tax positions are measured to determine the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. An uncertain tax position is reversed if it no longer meets the more likely than not threshold of being sustained. There were no material uncertain tax positions as of December 31, 2023, or 2024. The Company has not recorded any material interest or penalties during any of the years presented.
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

Stock-based compensation cost is recognized as expense generally over a three-year vesting period using the straight-line method for employees and the graded-vesting method for members of the Company’s Board of Directors. It is measured using the Company’s closing stock price on the date of the grant. An accelerated one-year period is used to recognize stock-

based compensation cost for employees who have reached certain service and retirement eligibility criteria on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses certain assumptions. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of the Company’s common stock. In addition, the Company determines the risk-free interest rate by selecting the U.S. Treasury constant maturity for the same maturity as the estimated life of the option quoted on an investment basis in effect at the time of grant for that business day.

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

Net (loss) income per common share. Net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income (loss) available to common stockholders is net income (loss) adjusted for preferred stock dividends declared. Diluted loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding, increased by the shares used in the per share calculation by the dilutive effects of restricted stock and option awards.

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

    The Company’s cash, cash equivalents, and restricted cash, accounts receivable, accounts payable and accrued liabilities are all short-term in nature. As such, their carrying amounts approximate fair value and fall within Level 1 of the fair value hierarchy. The valuation of the interest rate cap was measured as the present value of all expected future cash flows based on the Term Secured Overnight Financing Rate, or Term SOFR. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty. As such, the Company’s interest rate cap falls within Level 2 of the fair value hierarchy. The carrying value of long-term debt approximates fair value as it is based on a variable rate index.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires the Company to disclose significant segment expenses that are regularly provided to the chief operating decision-maker, or CODM, and are included within each reported segments operating results. The standard also requires the Company to disclose the total amount of any other items included in segment operating results which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The Company adopted this standard effective January 1, 2024, using the retrospective approach. Additional information regarding the Company’s adoption of this standard is located in “Note 16. Segment Information” in these Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds; (ii) disclosure of the nature, effect and underlying causes of each individual reconciling item disclosed in the rate reconciliation and the judgment used in categorizing them if not otherwise evident; and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The guidance is effective for the fiscal years beginning after December 15, 2024, including interim periods within those fiscal years and can be applied on either a prospective or retrospective basis. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, within relevant income statement captions. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine the impact of adoption on its consolidated financial statements and related disclosures.

Note 3. Acquisition Activity

On January 1, 2022, the GSUSA Closing Date, the Company completed the GSUSA Acquisition pursuant to an Asset Purchase Agreement dated August 10, 2021, by and among American Public Training LLC, and Graduate School USA, or the Seller, for an aggregate purchase price of $1.0 million, subject to working capital adjustments. At closing, the Company received approximately $1.9 million from the Seller, which represented the estimated net working capital at closing net of the initial cash payment to the Seller of $0.5 million which is the purchase price less $0.5 million retained by the Company to secure the indemnification obligations of the Seller. The purchase price reflects the $0.5 million due to the Seller post-closing, and additional adjustments to the estimated net working capital at closing.

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

The gain on acquisition represents the excess of the fair value of net assets acquired over consideration paid. The consideration paid represents a substantial discount to the book value of GSUSA’s net assets at the GSUSA Closing Date, primarily due to the fair value adjustments related to the trade name, fixed assets, and right-of-use lease assets and liabilities compared to book value. The gain on acquisition was primarily the result of prior financial results, a lack of access to capital by the Seller, and the agreed upon purchase price which reflected the fact that GSUSA needed additional capital to fund operating losses.

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

For the year ended December 31, 2022, the Company incurred approximately $1.4 million of acquisition-related expenses related to GSUSA. These expenses are included in general and administrative expenses on the Consolidated Statements of Income.

Note 4. Revenue

The following is a description of principal activities from which the Company generates its revenue.

Instructional services. Instructional services revenue includes tuition, contract training, and technology and laboratory fees. The Company generally recognizes revenue ratably as instructional services are provided over the course or term, which is, for APUS, either an eight- or sixteen-week course, for RU and HCN, a quarterly term, and for GSUSA, the length of the training program. Tuition is charged by course or term, technology fees are charged to APUS students on a per course basis, and technology and laboratory fees are charged to RU and HCN students on a per term basis, when applicable. Generally, instructional services are billed when a course or term begins and paid within thirty days of the bill date. In September 2023, APUS removed the technology fee for undergraduate students.

Graduation fees. APUS graduation fee revenue represents a one-time, non-refundable fee per degree, charged to students upon submission of a program graduation application. Effective April 2023, the fee was increased from $100 to $150 and was increased again in October 2024 from $150 to $250 per degree. This fee covers administrative costs associated with completing a review of the student’s academic and financial standing prior to graduation. The Company recognizes revenue once graduation review services are completed. Generally, graduation fees are billed and paid when the student submits the graduation application.

Textbook and other course material fees. Textbook and other course materials fees represent revenue and fees related to the sale of textbooks and other course materials to RU and HCN students. Revenue is recognized at the beginning of the term when the textbooks and other course materials fees are billed. Payment is generally received within thirty days of the bill date. Sales tax collected from students on the sale of textbooks and other course materials is excluded from revenue.

Other fees. Other fees revenue represents one-time, non-refundable fees such as application, enrollment, transcript, and other miscellaneous fees. Generally, other fees revenue is recognized when the fee is charged to the student, which coincides with the completion of the specific performance obligation to the student.

Prior to September 2023, APUS provided an APUS-funded tuition grant for undergraduate and master’s students who are eligible for TA benefits and their spouses and dependents. In September 2023, APUS removed these tuition grants and instead provided a Preferred Military Rate for undergraduate and master’s level courses for all U.S. active-duty service members, National Guard members, Reservists, and military families. In April 2023, coinciding with APUS tuition increases, APUS added a 10% APUS-funded Veteran Grant for veterans and veteran’s family members, on standard undergraduate and master’s level courses, partially offsetting the tuition increases for veteran students. In April 2024, APUS increased the Veteran Grant on master’s level courses to 15%, and added a 10% APUS-funded Opportunity Grant for veterans and veteran’s family members on standard undergraduate and master’s level courses.

RU also provides an RU-funded tuition grant to support students who are U.S. Military active-duty service members, National Guard, Reserve, retired military and veterans enrolling in a degree, Diploma or Certificate program. RU also extends the grant to eligible spouses and dependents of active-duty military, retired military, and veterans.

HCN provides performance-based grants and offers an institutional affordability grant to students demonstrating financial need to cover the difference between the total cost of tuition and fees less the amount of all eligible financial aid resources. The institutional affordability grant is designed to limit a student’s monthly payment to $200 through an award of up to $200 per month, or $600 per term after consideration of financial aid, employer tuition reimbursement, and other financial resources.

APUS, RU, and HCN tuition grants and scholarships of $68.8 million, $80.7 million, and $29.9 million were provided for the years ended December 31, 2022, 2023, and 2024, respectively, and are included as a reduction to revenue in the accompanying Consolidated Statements of Income.

Disaggregation of Revenue
In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue within the reportable segments (in thousands):

	Year Ended December 31, 2022
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$283,079	$211,253	$39,505	$20,865	$554,702
Graduation fees	1,348	—	—	—	1,348
Textbook and other course materials	—	38,740	6,964	—	45,704
Other fees	701	3,264	609	—	4,574
Total Revenue	$285,128	$253,257	$47,078	$20,865	$606,328

	Year Ended December 31, 2023
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$300,794	$179,699	$47,998	$26,220	$554,711
Graduation fees	1,764	—	—	—	1,764
Textbook and other course materials	—	32,008	8,255	—	40,263
Other fees	745	2,379	683	—	3,807
Total Revenue	$303,303	$214,086	$56,936	$26,220	$600,545

	Year Ended December 31, 2024
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$313,924	$181,975	$55,830	$23,958	$575,687
Graduation fees	2,454	—	—	—	2,454
Textbook and other course materials	—	32,041	10,187	—	42,228
Other fees	671	2,246	1,273	—	4,190
Total Revenue	$317,049	$216,262	$67,290	$23,958	$624,559

Corporate and Other includes tuition and contract training revenue earned by GSUSA and the elimination of intersegment revenue. The APUS Segment charges the HCN Segment and corporate employees for the value of courses taken at APUS by HCN Segment employees and corporate employees.

Contract Balances and Performance Obligations

The Company has no contract assets or deferred contract costs as of December 31, 2023, and 2024.
The Company recognizes a contract liability, or deferred revenue, when a student begins a course, in the case of APUS and GSUSA, or starts a term, in the case of RU and HCN. Deferred revenue at December 31, 2023, was $23.8 million and includes $13.8 million in future revenue that has not yet been earned for courses and terms that are in progress, as well as $10.0 million in consideration received in advance for future courses or terms, or student deposits, and represents the Company’s performance obligation to transfer future instructional services to students. Deferred revenue at December 31, 2024, was $23.5 million and includes $14.1 million in future revenue that has not yet been earned for courses and terms that are in progress as well as $9.4 million in student deposits.
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
Refund Policies
The Company provides a stated period of time during which students may withdraw from a course for APUS, or a term for RU and HCN, without further financial obligation resulting in a refund liability. If a student withdraws during the academic term, the Company calculates the portion of tuition that is non-refundable based on the tuition refund policy and the applicable state laws and recognizes it as revenue in the period the withdrawal occurs. For GSUSA, a refund is provided only if the student cancels before the start of a course.

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

Because RU and HCN’s terms coincide with the Company’s fiscal quarter periods, there are no refund liabilities as of December 31, 2023, and 2024, for RU or HCN.

Note 5. Property and Equipment
Property and equipment consisted of the following:

		As of December 31,
	Useful Life	2023	2024
		(in thousands)
Land	—	$8,268	$3,161
Building and building improvements	15 - 39 years	40,109	16,715
Leasehold improvements	up to 20 years	42,924	49,828
Office equipment	5 years	1,492	1,879
Computer equipment	3 - 5 years	27,493	25,265
Furniture and fixtures	5 - 7 years	18,493	19,751
Other capital assets	5 years	81	81
Software development	3 - 5 years	72,149	74,173
Program development	3 years	12,236	14,854
		223,245	205,707
Less: accumulated depreciation and amortization		(135,742)	(132,324)
		$87,503	$73,383

The Company disposed of long-lived assets resulting in a loss of $1.2 million, $0.6 million, and $0.4 million during the years ended December 31, 2022, 2023, and 2024, respectively. The disposals and losses were primarily related to assets no longer in use. The losses on long-lived assets are included as loss on disposals of long-lived assets in these Consolidated Financial Statements.

For the years ended December 31, 2022, and 2023, the APUS Segment sold certain excess real property and equipment located in Charles Town, West Virginia, for a net sales price of $0.8 million, and $0.1 million, respectively, resulting in a loss on disposals of long-lived assets of $0.4 million, and $0.1 million, respectively. The loss is included in loss on disposals of long-lived assets in these Consolidated Financial Statements.

During the years ended December 31, 2022, 2023, and 2024, the Company recorded depreciation expense of $16.2 million, $15.6 million and $16.0 million, respectively.

Note 6. Assets Held For Sale

Assets held for sale at December 31, 2023, and 2024, represents excess real properties located in Charles Town, West Virginia, for the Company’s APUS Segment. Long-lived assets are classified as held for sale when the assets are expected to be sold within the next 12 months and meet the other relevant held for sale criteria. As such, the property is recorded at the lower of the carrying value or fair value, less costs to sell, until such time the asset is sold.

For the year ended December 31, 2023, the Company estimated the fair value of a building and an undeveloped parcel of land designated as held for sale are $9.0 million, which, after reduction for the estimated cost to sell of approximately $0.4 million, resulted in a loss of $2.4 million. The loss is included in loss on assets held for sale in these Consolidated Financial Statements for the year ended December 31, 2023. During the three months ended December 31, 2024, APUS entered into an agreement to sell the undeveloped parcel of land for $0.5 million which approximates its carrying value. The sale closed in the first quarter of 2025.

In the fourth quarter of 2024, APUS entered into an agreement to sell a building currently in use for $16.6 million. As a result, the building was reclassified to held for sale as of December 31, 2024, resulting in a loss of $1.6 million based on the expected net proceeds from the sale, less estimated costs to sell. The loss is included in loss on assets held for sale in these Consolidated Financial Statements for the year ended December 31, 2024. The sale is expected to close in the third quarter of 2025.

Note 7. Goodwill and Intangible Assets

Goodwill

    In connection with the acquisitions of RU, HCN, and GSUSA, the Company applied FASB ASC 805, Business Combinations, using the acquisition method of accounting. The Company recorded $217.4 million and $38.6 million of goodwill in connection with the RU and HCN acquisitions, respectively, representing the excess of the purchase price over the fair value of assets acquired and liabilities assumed, including identifiable intangible assets. The Company recorded non-cash impairment charges in 2022 and 2023 for RU, and 2016 and 2019 for HCN, reducing the carrying value of RU and HCN goodwill to $33.0 million and $26.6 million, respectively. There was no goodwill recorded in connection with the acquisition of GSUSA.

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

During the second quarter of 2023, the Company concluded it was more likely than not the fair value of the Company’s RU Segment was less than its carrying amount resulting from RU’s underperformance when compared to 2023 internal targets, projected enrollment trends, the decline in financial performance projected for the remainder of 2023 as compared to prior projections, and the Company’s market value. Therefore, during the second quarter, the Company proceeded with an interim quantitative impairment test for the RU Segment. The implied fair value of RU Segment goodwill was calculated and compared to the recorded goodwill value. As a result, the Company recorded a non-cash impairment charge of $53.0 million, and the corresponding tax impact of $15.8 million, to reduce the carrying value of RU Segment goodwill to $33.0 million. The impairment charge recorded eliminated the difference between the fair value and book value of RU Segment goodwill. During the fourth quarter of 2023, the Company completed its annual assessment of RU Segment goodwill for impairment and determined that the fair value was greater than the carrying value and therefore there was no impairment of RU Segment goodwill as of the valuation date which was October 31.

For the year ended December 31, 2024, the Company completed its annual assessment of RU goodwill and concluded that RU’s fair value was more than the carrying value. For the years ended December 31, 2022, 2023, and 2024, the Company completed its annual assessment of HCN goodwill and concluded that HCN’s fair value was more than the carrying value; consequently, there was no impairment.

The Company’s annual assessment during the fourth quarter of 2024 concluded that the fair value of RU and HCN exceeded their carrying values by approximately $71.9 million, or 62%, and $8.6 million, or 24%, respectively.

The Company engaged an independent valuation firm to assist with the valuations. The independent valuation firm weights the results of two different valuation methods to determine fair value: (i) discounted cash flow and (ii) guideline public company. Under the discounted cash flow method, fair value was determined by discounting the estimated future cash flows of RU and HCN at their estimated weighted-average cost of capital. Under the guideline public company method, pricing multiples from other public companies in the public higher education market were used to determine the fair value of RU and

HCN. Values derived under the two valuation methods were then weighted to estimate RU and HCN’s enterprise values. The income and cost approaches were used, as applicable, to value the RU and HCN’s indefinite-lived intangible assets.

Changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2023, and 2024, are as follows (in thousands):

	APUS Segment	RU Segment	HCN Segment	Total Goodwill

Goodwill as of December 31, 2022	$—	$86,030	$26,563	$112,593
Impairment	—	(53,000)	—	(53,000)
Goodwill as of December 31, 2023	$—	$33,030	$26,563	$59,593
Impairment	—	—	—	—
Goodwill as of December 31, 2024	$—	$33,030	$26,563	$59,593

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

The Company recorded $35.5 million, $4.4 million, and $1.0 million of identified intangible assets with a definite useful life in connection with the acquisitions of RU, HCN and GSUSA, respectively. During the years ended December 31, 2022, 2023, and 2024, the Company recorded amortization expense related to definite lived intangible assets of $15.8 million, $12.2 million, and $3.3 million, respectively.

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

The Company’s annual assessment completed during the fourth quarter of 2024 concluded that the fair value of RU and HCN’s indefinite-lived intangible assets were more than the carrying values. Accordingly, there were no impairment charges related to indefinite-lived intangible assets recorded during the year ended December 31, 2024.

The following table represents the balance of the Company’s intangible assets as of December 31, 2023 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Finite-lived intangible assets
Student roster	$20,000	$20,000	$—	$—
Curricula	14,563	11,400	—	3,163
Student contracts and relationships	4,614	4,465	—	149
Lead conversions	1,500	1,500	—	—
Non-compete agreements	86	86	—	—
Tradename	35	35	—	—
Accreditation and licensing	28	22	—	6
Total finite-lived intangible assets	$40,826	$37,508	$—	$3,318
Indefinite-lived intangible assets
Trade name	28,498	—	8,000	20,498
Accreditation, licensing, and Title IV	26,186	—	18,500	7,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	26,500	28,221
Total intangible assets	$95,547	$37,508	$26,500	$31,539

The following table represents the balance of the Company’s intangible assets as of December 31, 2024 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Finite-lived intangible assets
Student roster	$20,000	$20,000	$—	$—
Curricula	14,563	14,563	—	—
Student and customer contracts and relationships	4,614	4,614	—	—
Lead conversions	1,500	1,500	—	—
Non-compete agreements	86	86	—	—
Tradename	35	35	—	—
Accreditation and licensing	28	28	—	—
Total finite-lived intangible assets	$40,826	$40,826	$—	$—
Indefinite-lived intangible assets
Trade name	28,498	—	8,000	20,498
Accreditation, licensing, and Title IV	26,186	—	18,500	7,686
Affiliation agreements	37	—	—	37
Total indefinite-lived intangible assets	54,721	—	26,500	28,221
Total intangible assets	$95,547	$40,826	$26,500	$28,221

Finite-lived intangible assets were amortized in a manner that reflected the estimated economic benefit of the intangible assets and were amortized on a straight-line basis. As of December 31, 2024, all recorded identified intangible assets with a definite useful life related to the acquisitions of RU, HCN, and GSUSA, were fully amortized.

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

Note 8. Leases
The Company has operating leases for office space and campus facilities and finance leases for certain copiers and printers.

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

Operating Leases

The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company leases corporate office space in Florida, under an operating lease that expires in January 2026. The RU Segment leases administrative office space in Minneapolis, Minnesota, and leases 20 campuses located in six states under operating leases that expire through March 2034. The HCN Segment leases administrative office space in suburban Columbus,

Ohio, and leases eight campuses located in three states under operating leases that expire through December 2034. GSUSA leases classroom and administrative office space in Washington, D.C. and Honolulu, Hawaii under operating leases that expire through September 2036.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the years ended December 31, 2022, 2023, and 2024, was approximately $19.9 million, $20.7 million, and $18.9 million, respectively. These costs are primarily related to long-term operating leases, but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the years ended December 31, 2022, 2023, and 2024, was $19.5 million, $20.2 million, and $18.5 million, respectively, and is included in operating cash flows.

Loss on leases

During the first quarter of 2024, the Company elected to terminate its RU Segment lease for a planned Dallas, Texas campus. The Company paid a lease termination fee of $2.2 million and recorded a loss of $2.1 million as a result of this lease termination. Additionally, during the second quarter of 2024, the Company paid a lease termination fee of $1.2 million related to the consolidation of two RU campuses in Minnesota.

In May 2024, RU notified the Wisconsin Educational Approval Program that it intends to voluntarily close two Wisconsin campuses, effective December 31, 2025, and 2026, respectively. As a result, the Company recorded a lease impairment of $0.4 million during the second quarter of 2024.

The total loss on leases during the year ended December 31, 2024, was $3.7 million and is included in Loss on leases in the Consolidated Statements of Income.

Finance Leases

The Company leases copiers and printers for RU and GSUSA, pursuant to leases that are classified as finance leases and that expire in 2027. The Company pledged the assets financed to secure the outstanding lease obligations. As of December 31, 2024, the total finance lease liability was $0.4 million with an average interest rate of 7.00%. The ROU assets are recorded within Property and equipment, net on the Consolidated Balance Sheets. Lease amortization expense associated with the Company’s finance leases was approximately $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2022, 2023, and 2024, respectively, and is recorded within Depreciation and amortization expense on the Consolidated Statements of Income.

    The following tables present information about the amount and timing of cash flows arising from the Company’s operating and finance leases as of December 31, 2024 (dollars in thousands):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
2025	$18,951	$213
2026	17,911	213
2027	17,021	36
2028	15,699	—
2029	13,602	—
2030 and beyond	53,110	—
Total future minimum lease payments	$136,294	$462
Less: imputed interest	(29,524)	(34)
Present value of operating lease liabilities	$106,770	$428
Less: lease liabilities, current	(13,364)	(189)
Lease liabilities, long-term	$93,406	$239

Balance Sheet Classification
Current
Operating lease liabilities, current	$13,364
Finance lease liabilities, current	189
Long-term
Operating lease liabilities, long-term	93,406
Finance lease liabilities, long-term	239
Total lease liabilities	$107,198

Other Information
Weighted average remaining lease term (in years)
Operating leases	8.09
Finance leases	2.16
Weighted average discount rate
Operating leases	5.5%
Finance leases	7.0%

Note 9. Long-Term Debt

In connection with the acquisition of RU, or the Rasmussen Acquisition, APEI, as borrower, entered into a Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, as administrative agent and collateral agent, or the Agent, Macquarie Capital USA Inc. and Truist Securities, Inc., as lead arrangers and joint bookrunners, and certain lenders party thereto, or the Lenders. The Credit Agreement provides for (i) a senior secured term loan facility in an aggregate original principal amount of $175.0 million, or the Term Loan, with a scheduled maturity date of September 1, 2027 and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or the Revolving Credit Facility, and, together with the Term Loan, is referred to as the Facilities, with a scheduled maturity date of September 1, 2026, the full capacity of which may be utilized for the issuance of letters of credit. The Revolving Credit Facility also includes a $5.0 million sub-facility for swing line loans. The Term Loan, the proceeds of which were used as part of the cash consideration for the Rasmussen Acquisition, was fully funded on September 1, 2021, or the RU Closing Date, and is presented net of deferred financing fees on the Consolidated Balance Sheets. Deferred financing fees are being amortized using the effective interest method over the term of the Term Loan. As of December 31, 2023, and 2024, the remaining unamortized deferred financing fees were $4.4 million and $3.0 million, respectively. Deferred financing fees of $0.5 million related to the Revolving Credit Facility were recorded as an asset and are being amortized to interest expense over the term of the Revolving Credit Facility. There were no borrowings outstanding on the Revolving Credit Facility as of December 31, 2023, and 2024.

The Credit Agreement provides the Company with the option, subject to certain conditions, including obtaining commitments from one or more lenders, to increase the total commitments under the Revolving Credit Facility, increase the amount of the Term Loan and/or incur incremental term loan facilities in an aggregate amount not to exceed the sum of (i) the greater of (a) $91.0 million and (b) an amount equal to consolidated EBITDA on a pro forma basis for the most recently ended four-quarter period (less the aggregate amount of certain other incremental indebtedness permitted to be incurred by APEI, and plus the aggregate amount of voluntary prepayments of certain other incremental indebtedness permitted to be incurred by APEI) and (ii) an amount (a) in the case of secured incremental facilities that rank pari passu with the Facilities, such that the First Lien Net Leverage Ratio would not be greater than 1.50 to 1.00 and the Total Net Leverage Ratio would not be greater than 2.00 to 1.00, (b) in the case of secured incremental facilities that rank junior to the Facilities, such that the Secured Net Leverage Ratio would not be greater than 1.75 to 1.00 and the Total Net Leverage Ratio would not be greater than 2.00 to 1.00, and (c) in the case of unsecured incremental facilities, such that the Total Net Leverage Ratio would not be greater than 2.00 to 1.00 or the Interest Coverage Ratio would not be less than 2.00 to 1.00. The First Lien Net Leverage Ratio, the Secured Net Leverage Ratio and the Total Net Leverage Ratio are each defined in the Credit Agreement and reflect a ratio of (x) in the case of the First Lien Net Leverage Ratio, consolidated first lien indebtedness (net of unrestricted cash and cash equivalents in excess of $50.0 million) to consolidated EBITDA, (y) in the case of the Secured Net Leverage Ratio, consolidated secured indebtedness (net of unrestricted cash and cash equivalents in excess of $50.0 million) to consolidated EBITDA, and (z) in the case of the Total Net Leverage Ratio, consolidated total indebtedness to consolidated EBITDA. The Interest Coverage Ratio is also defined in the Credit Agreement and reflects a ratio of consolidated EBITDA to consolidated interest expense.

In June 2023, in connection with the cessation of publication of the London Interbank Offered Rate, or LIBOR, the Credit Agreement was amended to change the applicable floating index rate at which interest on borrowings under the Facilities would accrue from LIBOR to Term Secured Overnight Financing Rate, or Term SOFR (as defined in the Credit Agreement, as amended), a forward-looking term rate. Outstanding borrowings under the Facilities bear interest at a per annum rate equal to Term SOFR (plus a credit spread adjustment ranging from 0.11448% to 0.42826% depending on the interest period selected by APEI and subject to a 0.75% floor after giving effect to such adjustment) plus 5.50%, which shall increase by an additional 2.00% on all past due obligations if APEI fails to pay any amount when due. As of December 31, 2024, the Facilities borrowing rate was 9.97% excluding any offset from the interest rate cap agreement described below. An unused commitment fee in the amount of 0.50% is payable quarterly in arrears based on the average daily unused amount of the commitments under the Revolving Credit Facility. APEI is required to make principal payments of the Term Loan on the last day of each quarter in an amount equal to $2.2 million per quarter. During the years ended December 31, 2022, 2023, and 2024, APEI paid $18.7 million, $9.6 million, and $9.4 million, respectively, of interest, amortization of debt issuance costs and unused commitment fees related to its Term Loan and Revolving Credit Facility.

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

Subject to certain exceptions, including debt prepayments, the Term Loan contains mandatory prepayment requirements, including with respect to excess cash flow, proceeds of certain asset sales, casualty and condemnation events, and unpermitted debt issuances. With the December 2022 debt prepayment, APEI had no mandatory prepayment obligation for the year ended December 31, 2023. During second quarter of 2024, as a result of the annual 2023 excess cash flow calculation, APEI paid $2.6 million in principal on the Term Loan.

The Facilities are and will be guaranteed by APEI’s subsidiaries and certain of APEI’s future subsidiaries that are required to become a party thereto as guarantors, or Guarantors. The obligations of APEI and the Guarantors are secured by a pledge of substantially all of their respective assets pursuant to the terms of the Collateral Agreement dated as of the RU Closing Date by and among APEI, the Agent and the Guarantors from time to time party thereto, or the Collateral Agreement.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on APEI’s and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Facilities. In addition, the Credit Agreement contains a financial covenant that requires APEI to maintain a Total Net Leverage Ratio of no greater than 2.00 to 1.00. As of December 31, 2024, the Company was in compliance with all debt covenants.

Please refer to “Note 13. Preferred Stock” in these Consolidated Financial Statements for information on certain restrictions placed on the Company’s indebtedness pursuant to the terms of the Company’s Series A Senior Preferred Stock.

Long-term debt consists of the following (in thousands):

	As of December 31,
	2023	2024
Credit agreement	$99,063	$96,425
Less: deferred financing fees	(4,381)	(3,001)
	94,682	93,424
Less: current portion	—	—
	$94,682	$93,424

Scheduled maturities of long-term debt at December 31, 2024, are as follows (in thousands):

Maturities of Long-Term Debt	Loan Payments
2027	96,425
Total	$96,425

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

In connection with cessation of publication of LIBOR, the Company terminated its existing interest rate cap agreement and entered into a new interest rate cap agreement that transitioned the benchmark rate to Term SOFR effective June 30, 2023. The new interest rate cap agreement was structured in a way that there was no change in the value to the Company and provided the Company with interest rate protection in the event that the Term SOFR rate exceeded 1.78%. The interest rate cap agreement expired on December 31, 2024.

In January 2025, the Company entered into a new interest rate cap agreement, with a notional value of $50.0 million. This new interest rate cap agreement, designated as a cash flow hedge, provides the Company with interest rate protection in the event that the Term SOFR rate exceeds 5.00%, and is scheduled to expire on June 30, 2026.

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

For the years ended December 31, 2023, and 2024, the Company reclassified approximately $2.9 million and $3.0 million, respectively, from other comprehensive income to interest expense.

Note 10. Income Taxes

The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2022	2023	2024

Current income tax expense:
Federal	$4,293	$2,384	$3,141
State	2,086	2,430	2,688
	6,379	4,814	5,829
Deferred income tax (benefit) expense:
Federal	(36,395)	(12,713)	3,722
State	(6,260)	(2,816)	868
	(42,655)	(15,529)	4,590
Income tax (benefit) expense	$(36,276)	$(10,715)	$10,419

The tax effects of principal temporary differences are as follows (in thousands):

	As of December 31,
	2023	2024

Deferred tax assets
Goodwill and intangibles	$47,147	$41,872
Operating lease liability	27,370	26,638
Allowance for doubtful accounts	3,046	3,737
Interest expenses	1,108	—
Restricted stock	1,445	1,801
Accrued vacation and severance	418	475
Investment	2,071	4,098
Other	683	909
Stock option compensation expense	305	38
Deferred revenue	36	—
Total gross deferred tax assets	83,629	79,568
Valuation allowance	(2,160)	(4,409)
Total net deferred tax assets	81,469	75,159
Deferred tax liabilities
Income tax deductible capitalized software development costs	(745)	(534)
Operating lease asset	(24,931)	(23,668)
Property and equipment	(3,722)	(3,597)
Prepaid expenses	(167)	(49)
Other comprehensive income - unrealized gain on interest rate cap	(544)	—
Total deferred tax liabilities	(30,109)	(27,848)
Deferred tax assets, net	$51,360	$47,311

At December 31, 2024, the Company had apportioned state net operating loss carryforwards of $6.4 million and federal capital loss carryforwards of $12.8 million, respectively, which are available to offset future taxable income. At December 31, 2023, the Company had apportioned state net operating loss carryforwards of $4.4 million and federal capital loss carryforwards of $7.9 million, respectively, which are available to offset future taxable income. The federal capital loss carryforwards will begin to expire in 2026 while the state net operating loss carryforwards will begin to expire in various years from 2038 through 2044. The amount of state net operating losses that can be carried forward indefinitely is $4.7 million. The

Company’s utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Section 382 of Internal Revenue Code of 1986, as amended.

Income tax (benefit) expense differs from the amount of tax determined by applying the United States Federal income tax rates to pretax income and loss due to the application of state apportionment laws, permanent tax differences, and other temporary differences (in thousands):

	Year Ended December 31,
	2022		2023		2024
	Amount	%	Amount	%	Amount	%

Tax expense at statutory rate	$(31,778)	21.00%	$(12,180)	21.00%	$5,572	21.00%
State taxes, net	(4,163)	2.75%	(1,084)	1.87%	2,205	8.31%
Permanent differences	318	(0.21)%	270	(0.47)%	502	1.89%
Loss on equity investment	—	—%	—	—%	(812)	(3.06)%
Equity-based compensation benefits	479	(0.32)%	837	(1.44)%	194	0.73%
Gain on acquisition	(947)	0.63%	—	—%	—	—%
Valuation allowance	(197)	0.13%	1,614	(2.78)%	2,249	8.48%
Other	12	(0.01)%	(172)	0.29%	509	1.92%
	$(36,276)	23.97%	$(10,715)	18.47%	$10,419	39.27%
Permanent differences in the table above are mainly attributable to executive and stock compensation, and nondeductible meals and entertainment expenses.

There were no material uncertain tax positions as of December 31, 2022, 2023, or 2024. Interest and penalties associated with uncertain income tax positions would be classified as income tax expense. The Company has not recorded any material interest or penalties during any of the years presented.
The Company is subject to U.S. federal income taxes as well as income tax of multiple state jurisdictions. For U.S. federal and state tax purposes, tax years 2021-2023 remain open to examination.

Note 11. Other Employee Benefits
The Company has established a tax deferred 401(k) retirement plan that provides retirement benefits to its eligible employees. Participants may elect to contribute up to 60% of their gross annual earnings not to exceed ERISA and Internal Revenue Service limits. The plan provides for Company discretionary profit-sharing contributions at matching percentages. The Company made discretionary contributions to the plan of $6.2 million, $6.3 million, and $6.4 million for the years ended December 31, 2022, 2023, and 2024, respectively.
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

Shares purchased in the open market for issuance to employees pursuant to the plan for the years ended December 31, 2022, and 2023, were as follows:

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

Note 12. Stockholders’ Equity
Stock Incentive Plans
The American Public Education, Inc. 2017 Omnibus Incentive Plan, or 2017 Incentive Plan, became effective on May 12, 2017, or the Effective Date. Upon effectiveness of the 2017 Incentive Plan, the Company ceased making awards under the American Public Education, Inc. 2011 Omnibus Incentive Plan, or the 2011 Incentive Plan. The 2017 Incentive Plan allows the Company to grant up to 1,675,000 shares, as well as shares of the Company’s common stock that were available for issuance under the 2011 Incentive Plan as of the Effective Date. In addition, the number of shares of common stock available under the 2017 Incentive Plan was increased from time to time by the number of shares subject to outstanding awards granted under the 2011 Incentive Plan that terminate by expiration, forfeiture, cancellation or otherwise without issuance of such shares following the Effective Date. On May 15, 2020, the Company’s stockholders approved an amendment to the 2017 Incentive Plan to increase the number of shares available for issuance thereunder by 1,425,000 and to extend the term of the 2017 Plan to May 15, 2030, as well as to clarify limitations on repricing. On May 20, 2022, the Company’s stockholders approved an amendment to the 2017 Incentive Plan to increase the number of shares available for issuance thereunder by 1,125,000 and to clarify provisions on vesting in dividends or dividend equivalent rights paid on unvested awards and the determination of fair market value. On May 19, 2023, the Company’s stockholders approved an amendment to increase the number of shares available for issuance thereunder by 1,200,000. Grants under the 2017 Incentive Plan generally vest over a period of three years and the Company recognizes compensation expense over that period. The 2017 Incentive Plan includes a provision that allows individuals who have reached certain service and retirement eligibility criteria on the date of grant an accelerated service period of one year. The Company recognizes compensation expense for these individuals over the accelerated one year period. As of December 31, 2024, all shares subject to outstanding awards are under the 2017 Incentive Plan.

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

The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2021	506,787	$27.68
Shares granted	617,830	20.10
Vested shares	(267,554)	27.29
Shares forfeited	(187,390)	24.20
Non vested, December 31, 2022	669,673	$22.00

The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2022	669,673	$22.00
Shares granted	831,746	11.83
Vested shares	(319,225)	22.03
Shares forfeited	(130,030)	17.53
Non vested, December 31, 2023	1,052,164	$14.74

The table below sets forth the restricted stock and restricted stock unit activity for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Price and Fair Value
Non vested, December 31, 2023	1,052,164	$14.74
Shares granted	595,976	10.71
Vested shares	(475,116)	14.89
Shares forfeited	(66,768)	14.60
Non vested, December 31, 2024	1,106,256	$12.63
For the years ended December 31, 2022, 2023, and 2024, there were 490,127, 885,080, and 0 shares of anti-dilutive restricted stock or restricted stock units, respectively, excluded in the computation of diluted net income per common share.

At December 31, 2024, total unrecognized compensation expense in the amount of $6.8 million relates to non-vested restricted stock and restricted stock units, which will be recognized over a weighted average period of 1.6 years.

As a result of termination of employment, the Company accepted the following common shares for forfeiture: 181,801 shares for $4,339,191 in 2022, 110,632 shares for $1,866,736 in 2023, and 33,788 shares for $380,948 in 2024.

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
The table below sets forth stock option activity for the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2021	101,520	$26.65	8.39	$—
Options granted	56,249	13.90	10	$—
Awards exercised	—	—
Options forfeited	(24,181)	27.99
Outstanding, December 31, 2022	133,588	$21.04	8.09	$37
Exercisable, December 31, 2022	58,782	$25.19	6.59	$—

The table below sets forth stock option activity for the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2022	133,588	$21.04	8.09	$37
Options granted	33,762	6.71	10	$—
Awards exercised	—	—
Options forfeited	(3,968)	26.20
Outstanding, December 31, 2023	163,382	$17.95	7.73	$119
Exercisable, December 31, 2023	83,644	$23.16	6.78	$—

The table below sets forth stock option activity for the year ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2023	163,382	$17.95	7.73	$119
Options granted	—	—	—	$—
Awards exercised	(5,796)	11.60
Options forfeited	(4,616)	5.36
Outstanding, December 31, 2024	152,970	$18.57	6.64	$799
Exercisable, December 31, 2024	116,332	$21.10	6.25	$397

The following table sets forth the assumptions used in calculating the fair value at the date of grant of each option award granted for the years ended December 31, 2022, and 2023. There were no options granted during the year ended December 31, 2024:

	Year Ended December 31,
	2022	2023
Expected volatility	48.08%	53.50%
Expected dividends	—%	—%
Expected term, in years	10	10
Risk-free interest rate	2.95%	3.49%
Weighted-average fair value of options granted during the year	$8.53	$4.44
For the years ended December 31, 2022, 2023, and 2024, there were 133,588, 163,382, and 109,638 anti-dilutive stock options, respectively, excluded from the calculation of diluted net income per share.
At December 31, 2024, total unrecognized compensation expense in the amount of $0.1 million relates to non-vested stock options, which will be recognized over a weighted average period of 0.8 years.
Stock-Based Compensation Expense
For the years ended December 31, 2022, 2023, and 2024, the Company recognized stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2023	2024
	(In thousands)
Instructional costs and services	$1,254	$895	$808
Selling and promotional	823	490	562
General and administrative	5,932	6,355	6,298
Total stock-based compensation expense	$8,009	$7,740	$7,668
The Company recognized income tax benefits of $1.5 million, $1.1 million, and $1.9 million from vested restricted stock and restricted stock units for the years ended December 31, 2022, 2023, and 2024, respectively.

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

On May 2, 2019, the Company’s Board of Directors authorized the repurchase of up to $35.0 million of the Company’s shares of common stock, and on December 5, 2019, the Board approved an additional authorization of up to $25.0 million of shares, of which approximately $8.4 million remained available at December 31, 2022. Further, on November 27, 2023, the Company’s Board of Directors authorized a new program to repurchase up to an additional $10.0 million of shares of the Company’s common stock. Subject to market conditions, applicable legal requirements, and other factors, the repurchases under these authorizations may be made from time to time in the open market or in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination thereof. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under these authorizations. The authorizations do not obligate the Company to acquire any shares, and purchases may be commenced or suspended at any time based on market conditions and other factors the Company deem appropriate. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow, stock price and general business and market conditions. The authorization under this program is in addition to the Company’s repurchase program under which the Company may annually purchase up to the cumulative number of shares issued or deemed issued in that year under its equity incentive and stock purchase plan.

The Company’s credit agreement includes restrictions on its ability to repurchase its common stock, and the terms of the Series A Senior Preferred Stock require the consent of the holders of at least 60% of the then outstanding shares of the Series A Senior Preferred Stock in order for the Company to repurchase more than $30.0 million of its common stock in the aggregate.

During the year ended December 31, 2022, the Company did not repurchase shares of common stock.

During the years ended December 31, 2023, and 2024, the Company repurchased 1,515,766 and 251,146 shares of common stock for $9.7 million and $2.8 million, respectively. Effective February 1, 2024, the Company ceased purchases under the November 2023 purchase authorization, and, as of December 31, 2024, the Company has $6.0 million remaining under this share repurchase authorization.

During the years ended December 31, 2022, 2023, and 2024, the Company was deemed to have repurchased 80,764, 91,855, and 122,186 shares, respectively, of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase programs authorized by the Company’s Board of Directors as described above.

Note 13. Preferred Stock
On December 28, 2022, APEI issued $40 million of the Series A Senior Preferred Stock, $0.01 par value per share, to affiliates of existing common stockholders of the Company.
The Series A Senior Preferred Stock has cumulative dividends that accrue daily at the annual rate which is equal to Term SOFR (selected by the Company for each divided period), plus 10.00%. On the 30-month anniversary of issuance, the dividend rate spread shall increase by 2.00% per annum and shall increase by 0.50% per annum at the beginning of each full fiscal quarter thereafter. The dividend rate spread increases 6.00% in the event of default, a change of control, or other non-compliance as noted in the related Certificate of Designation and the purchase agreement for the shares of Series A Senior Preferred Stock, or the Purchase Agreement. Other than an increase in the dividend rate spread relating to default, in no event will the dividend rate spread exceed SOFR plus 25.00%. As of December 31, 2024, the dividend rate was 14.32% based on a three-month dividend period. Dividend periods will be monthly, every three months or every six months, at the Company’s option, and the Company currently anticipates using a three-month period. Dividends will be paid, after declaration by the Company’s Board of Directors, for each dividend period. If the Company selects a six-month dividend period, an interim dividend payment will be required for each three-month period therein. During the years ended December 31, 2023, and 2024, $6.0 million and $6.1 million of dividends were declared and paid on the Series A Senior Preferred Stock, respectively.

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

The Liquidation Preference of $55.3 million and $47.0 million of December 31, 2023, and 2024, respectively, is based on the occurrence of a liquidation event, which is also considered an event of default as defined in the Certificate of Designation. The Liquidation Preference includes an early redemption premium amount and a make-whole payment for any redemption of the securities prior to June 30, 2025. As of December 31, 2023, and 2024, the make-whole payment included in the Liquidation Preference was $12.3 million and $4.0 million, respectively. The make-whole payment included in the Liquidation Preference will be reduced quarterly until June 30, 2025, at which time it will be eliminated. Events of default trigger an increase of the dividend rate spread of 6.00% and an early premium amount, as defined in the Certificate of Designation.

The following table lists the components of the liquidation preference for the periods presented below (in thousands):

	As of December 31, 2023	As of December 31, 2024

Series A Senior Preferred Stock (plus accrued and unpaid dividends)	$40,072	$40,068
Make whole payment	12,266	3,993
Early redemption premium	2,915	2,915
Liquidation Preference	$55,253	$46,976

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

Note 15. Concentration
Students utilize various payment sources and programs to finance their education expenses, including funds from: Department of Defense, or DoD, TA programs, education benefit programs administered by the U.S. Department of Veteran’s Affairs, or VA, and federal student aid from Title IV programs, as well as cash and other sources. As of December 31, 2024, approximately 65% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment. Active-duty military students generally take fewer courses per year on average than non-military students.
A summary of APUS Segment revenue derived from students by primary funding source is as follows:

	Year Ended December 31,
	2022	2023	2024
DoD tuition assistance programs	47%	48%	46%
VA education benefits	21%	22%	24%
Title IV programs	18%	17%	17%
Cash and other sources	13%	13%	13%

A summary of RU Segment revenue derived from students by primary funding source is as follows:

	Year Ended December 31,
	2022	2023	2024
Title IV programs	74%	75%	76%
Cash and other sources	24%	23%	22%
VA education benefits	2%	2%	2%

A summary of HCN Segment revenue derived from students by primary funding source is as follows:

	Year Ended December 31,
	2022	2023	2024
Title IV programs	80%	82%	84%
Cash and other sources	18%	16%	15%
VA education benefits	2%	2%	1%

Reductions in or changes to TA, VA education benefits, Title IV programs and other payment sources could have a significant impact on the Company’s operations and financial condition.

Note 16. Segment Information

The Company’s Chief Executive Officer, as the CODM, organizes the company, manages resource allocations, and measures performance among three operating and reportable segments: APUS; RU; and HCN. Corporate and Other includes GSUSA revenue and expenses, and unallocated corporate activity and eliminations to reconcile segment results to the Consolidated Financial Statements. GSUSA does not meet the quantitative thresholds to qualify as a reportable segment.

The CODM reviews information about each reportable segment’s revenue and categorized expenses, and allocates resources to, and measures the performance of, each reportable segment using reportable segment operating income (loss). The CODM does not evaluate reportable segment asset or liability information.

A summary of financial information by reportable segment is as follows (in thousands):

	Year Ended December 31,
	2022	2023	2024
	(In thousands)
APUS Segment
Revenue	285,128	303,303	317,049
Instructional costs and services	97,549	97,246	103,745
Selling and promotional	65,634	57,580	58,563
General and administrative	56,204	55,992	58,807
Other (1)	7,289	8,059	6,512
Income from operations before interest and income taxes	58,452	84,426	89,422
RU Segment
Revenue	253,257	214,086	216,262
Instructional costs and services	143,443	140,861	133,448
Selling and promotional	79,182	66,571	58,682
General and administrative	25,833	25,401	30,324
Other (2)	171,356	84,828	15,606
Loss from operations before interest and income taxes	(166,557)	(103,575)	(21,798)
HCN Segment
Revenue	47,078	56,936	67,290
Instructional costs and services	33,603	38,582	43,795
Selling and promotional	5,148	4,312	6,923
General and administrative	11,371	14,182	15,989
Other (3)	967	1,256	1,705
Loss from operations before interest and income taxes	(4,011)	(1,396)	(1,122)

Corporate and Other
Revenue	20,865	26,220	23,958
Instructional costs and services	13,877	16,173	14,715
Selling and promotional	4,685	4,492	4,642
General and administrative	26,944	32,664	36,841
Other (4)	591	652	1,196
Loss from operations before interest and income taxes	(25,232)	(27,761)	(33,436)

Total reportable segment revenue	585,463	574,325	600,601
Corporate and other revenue	20,865	26,220	23,958
Total consolidated revenue	606,328	600,545	624,559
Total reportable segment (loss) income from operations before interest and income taxes	(112,116)	(20,545)	66,502
Corporate and other (loss) from operations before interest and income taxes	(25,232)	(27,761)	(33,436)
Total consolidated (loss) income from operations before interest and income taxes	(137,348)	(48,306)	33,066

(1) Includes loss on assets held for sale, loss on disposal of long lived assets and depreciation and amortization expense.

(2) Includes impairment of goodwill and intangible assets, loss on leases, loss on disposal of long lived assets and depreciation and amortization expense.

(3) Includes loss on disposal of long lived assets and depreciation and amortization expense.

(4) Includes loss on disposal of long lived assets and depreciation and amortization expense.

	Year Ended December 31,
	2022	2023	2024
	(In thousands)
Depreciation and amortization
APUS Segment	6,373	5,284	4,828
RU Segment	24,206	20,627	11,577
HCN Segment	958	1,253	1,704
Total reportable segment depreciation and amortization	31,537	27,164	18,109
Corporate and Other	590	652	1,194
Total consolidated depreciation and amortization	32,127	27,816	19,303
Interest expense, net
APUS Segment	219	1,882	1,563
RU Segment	79	11	(6)
HCN Segment	23	95	216
Total reportable segment interest expense, net	321	1,988	1,773
Corporate and Other	(18,049)	(6,447)	(3,900)
Total consolidated interest expense, net	(17,728)	(4,459)	(2,127)
Income tax (benefit) expense
APUS Segment	16,465	23,530	24,577
RU Segment	(41,651)	(26,103)	(5,519)
HCN Segment	(1,026)	(211)	(62)
Total reportable segment income tax (benefit) expense	(26,212)	(2,784)	18,996
Corporate and Other	(10,064)	(7,931)	(8,577)
Total consolidated income tax (benefit) expense	(36,276)	(10,715)	10,419

Note 17. Quarterly Financial Summary (unaudited)
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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
2023
Revenue	$149,689	$147,214	$150,838	$152,804
Income (loss) from operations before income taxes	(7,149)	(66,365)	5,608	15,141
Net income (loss) available to common stockholders	(7,197)	(52,719)	(4,853)	11,475
Net income (loss) per common share:
Basic	$(0.38)	$(2.94)	$(0.27)	$0.65
Diluted	$(0.38)	$(2.93)	$(0.27)	$0.64
2024
Revenue	$154,432	$152,895	$153,122	$164,110
Income (loss) from operations before income taxes	5,056	1,435	3,498	20,950
Net income (loss) available to common stockholders	(1,019)	(1,160)	731	11,505
Net income (loss) per common share:
Basic	$(0.06)	$(0.07)	$0.04	$0.65
Diluted	$(0.06)	$(0.06)	$0.04	$0.63

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2024 that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Under the supervision and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Based on its assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, Deloitte & Touche LLP, which audited and reported on our Consolidated Financial Statements included in this Annual Report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in its report that appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Public Education Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of American Public Education, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 6, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
McLean, Virginia
March 6, 2025

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On March 4, 2025, the Board of Directors of the Company, or the Board, appointed Richard J. Statuto to serve as a director of the Company, effective as of immediately following the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, to hold office for a term expiring at the 2025 Annual Meeting of Stockholders, or the 2025 Annual Meeting, and until a successor is duly elected and qualified or until Mr. Statuto’s earlier death, resignation, or removal. Mr. Statuto has also been appointed as a member of the Audit Committee and Management Development and Compensation Committee of the Board.
Also, on March 6, 2025, Eric “Ric” C. Andersen and William G. Robinson, Jr. each informed the Company that they will not stand for re-election to the Board at the 2025 Annual Meeting. Mr. Andersen’s and Mr. Robinson’s terms will therefore expire at the conclusion of the 2025 Annual Meeting. The Board intends to reduce the size of the Board effective as of that time, rather than filling the resulting vacancies.

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

Additional Information
The additional information required by this Item is hereby incorporated by reference from the information contained under the sections titled “Proposal No. 1 – Election of Directors”, “Delinquent Section 16(a) Reports”, “Composition and Meetings of the Board and its Committees – The Board of Directors and its Committees”, and “Corporate Governance – Corporate Governance Best Practices” in our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders, or our Proxy Statement, which will be filed with the Securities and Exchange Commission, or the SEC, no later than 120 days following December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is hereby incorporated by reference from the information contained under the sections titled “Executive Compensation”, “Management Development & Compensation Committee Report”, and “Compensation Tables and Disclosures” in our Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is hereby incorporated by reference from the information contained under the sections titled “Compensation Tables and Disclosures – Equity Compensation Plan Information” and “Beneficial Ownership of Common Stock” in our Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is hereby incorporated by reference from the information contained under the section titled “Corporate Governance – Certain Relationships and Related Person Transactions” in our Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is hereby incorporated by reference from the information contained under the section titled, “Proposal No. 4 Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement, which will be filed with the SEC no later than 120 days following December 31, 2024.

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

ITEM 16. FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Fifth Amended and Restated Bylaws of the Company (13)
3.3	Certificate of Designation of Series A Senior Preferred Stock (14)
4.1	Form of certificate representing the Common Stock, $0.01 par value per share, of the Company (2)
4.2	Description of Securities (15)
10.1+	American Public Education, Inc. 2017 Omnibus Incentive Plan (6)
10.2+	Amendment Number One to the American Public Education, Inc. 2017 Omnibus Incentive Plan (8)
10.3+	Amendment Number Two to the American Public Education, Inc. 2017 Omnibus Incentive Plan (12)
10.4+	Amendment Number Three to the American Public Education, Inc. 2017 Omnibus Incentive Plan (16)
10.5+	American Public Education, Inc. Executive Severance Plan (6)
10.6+	American Public Education, Inc. Employee Stock Purchase Plan (2)
10.7+	Amendment to the American Public Education, Inc. Employee Stock Purchase Plan (4)
10.8+	Amendment Number Two to the American Public Education, Inc. Employee Stock Purchase Plan (8)
10.9+	Amendment Number Three to the American Public Education, Inc. Employee Stock Purchase Plan (17)
10.10+	APUS Non-Qualified Plan (5)
10.11+	Form of Indemnification Agreement with directors and executive officers (2)
10.12+	Executive Employment Agreement, dated August 21, 2019, by and between American Public Education, Inc. and Angela Selden (7)
10.13+	Amendment to Executive Employment Agreement, dated September 23, 2020, by and between American Public Education, Inc. and Angela Selden (9)
10.14+	Employment Agreement dated August 1, 2014, by and among American Public University System, Inc., American Public Education, Inc. and Richard W. Sunderland, Jr. (3)
10.15+	Transition and Release Agreement, dated June 13, 2024, by and among American Public Education, Inc., American Public University System, Inc. and Richard W. Sunderland, Jr. (20)
10.16*	D2L Master Terms and Conditions Agreement, dated as of October 31, 2019 by and between American Public University System, Inc. and D2L Ltd (10)
10.17
Credit Agreement, dated September 1, 2021, by and among American Public Education, Inc., the Lenders and Issuing Banks from time to time party thereto, Macquarie Capital Funding LLC, Macquarie Capital (USA) Inc., and Truist Securities, Inc. (11)

10.18	Amendment No. 1 to Credit Agreement, dated June 12, 2023, by and among American Public Education, Inc., Macquarie Capital Funding LLC, as administrative agent for the Lenders (18)
10.19
Collateral Agreement, dated September 1, 2021, by and among American Public Education, Inc., Macquarie Capital Funding LLC, as administrative agent and collateral agent and the Guarantors from time to time party thereto. (11)

10.20*
Series A Senior Preferred Stock Purchase Agreement, dated December 28, 2022, by and between American Public Education, Inc. and Redwood Master Fund, Ltd., Redwood Drawdown Master Fund III, L.P., MSD SIF Holdings II, L.P. and MSD Special Investments Fund II, L.P. (14)

10.21*	Cooperation Agreement, dated March 20, 2023, by and among 325 Capital LLC, 325 Capital Master Fund LP, 325 Capital GP LLC, Daniel M. Friedberg, Anil K. Shrivastava, and Michael D. Braner (19)
19.1	Amended and Restated Policy on Insider Trading (filed herewith)
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Deloitte & Touche LLP (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97	Incentive Compensation Recovery Policy (21)

EX-101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the SEC on November 14, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-145185).
(3)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (File No. 001-33810), filed with the SEC on August 5, 2014.
(4)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the SEC on June 17, 2014.
(5)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-33810), filed with the SEC on February 27, 2014.
(6)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the SEC on May 15, 2017.
(7)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the SEC on August 22, 2019.
(8)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the SEC on May 18, 2020.
(9)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-33810), filed with the SEC on November 9, 2020.
(10)	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-33810) filed with the SEC on March 9, 2021.
(11)	Incorporated by reference to exhibit filed with the Registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the SEC on September 2, 2021.
(12)	Incorporated by reference to exhibit filed with the Registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the SEC on May 24, 2022.
(13)	Incorporated by reference to exhibit filed with the Registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the SEC on December 23, 2022.
(14)	Incorporated by reference to exhibit filed with the Registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the SEC on December 28, 2022.
(15)	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K (File No. 001-33810) filed with the SEC on March 14, 2023.
(16)	Incorporated by reference to exhibit filed with the Registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the SEC on May 22, 2023.
(17)	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-8 (File No. 001-33810) filed with the SEC on June 7, 2023.
(18)	Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (File No. 001-33810) filed with the SEC on August 8, 2023.
(19)	Incorporated by reference to exhibit filed with the Registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the SEC on March 20, 2023.
(20)	Incorporated by reference to exhibit filed with the Registrant’s Current Report on Form 8-K (File No. 001-33810) filed with the SEC on June 17, 2024.
(21)	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K (File No. 001-33810) filed with the SEC on March 5, 2024.

AMERICAN PUBLIC EDUCATION, INC.
Schedule II
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions/ (Reductions)	Write-Offs	Balance at End of Period
	(in thousands)
Year ended December 31, 2024:
American Public University System Segment	$2,770	$2,281	$(2,058)	$2,993
Rasmussen University Segment	3,922	8,348	(7,626)	4,644
Hondros College of Nursing Segment	8,130	7,211	(4,963)	10,378
Corporate and Other	537	728	—	1,265
Allowance for receivables	$15,359	$18,568	$(14,647)	$19,280
Year ended December 31, 2023:
American Public University System Segment	$1,711	$2,694	$(1,635)	$2,770
Rasmussen University Segment	4,547	8,694	(9,319)	3,922
Hondros College of Nursing Segment	6,938	5,691	(4,499)	8,130
Corporate and Other	132	405	—	537
Allowance for receivables	$13,328	$17,484	$(15,453)	$15,359
Year ended December 31, 2022:
American Public University System Segment	$1,750	$1,658	$(1,697)	$1,711
Rasmussen University Segment	3,444	8,657	(7,554)	4,547
Hondros College of Nursing Segment	6,202	4,706	(3,970)	6,938
Corporate and Other[1]	—	132	—	132
Allowance for receivables	$11,396	$15,153	$(13,221)	$13,328
1Corporate and Other includes activity for GSUSA as of January 1, 2022.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.

Date:	March 6, 2025	By:	/s/ Angela K. Selden
		Name:	Angela K. Selden
		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Date	Title

/s/ Angela K. Selden	March 6, 2025	President, Chief Executive Officer and Director
Angela K. Selden		(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr., CPA	March 6, 2025	Executive Vice President and
Richard W. Sunderland, Jr., CPA		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	March 6, 2025	Chairperson of the Board of Directors
Eric C. Andersen

*	March 6, 2025	Director
Granetta B. Blevins

*	March 6, 2025	Director
Michael D. Braner

*	March 6, 2025	Director
Anna M. Fabrega

*	March 6, 2025	Director
James Kenigsberg

*	March 6, 2025	Director
Daniel S. Pianko

*	March 6, 2025	Director
William G. Robinson, Jr.

* Richard W. Sunderland, Jr., by signing his name hereto, does hereby sign this report on behalf of the directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By:	/s/ Richard W. Sunderland, Jr.
Richard W. Sunderland, Jr.

Attorney in Fact