Form 10-Q
period 2025-03-31
AMERICAN PUBLIC EDUCATION INC
filed 2025-05-12
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The total number of shares of common stock outstanding as of May 9, 2025 was 18,039,666.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of March 31, 2025	As of December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$187,502	$158,941
Accounts receivable, net of allowance of $19,547 in 2025 and $19,280 in 2024	41,872	62,465
Prepaid expenses	20,667	13,748
Income tax receivable	—	949
Assets held for sale	22,467	24,469
Total current assets	272,508	260,572
Property and equipment, net	73,038	73,383
Operating lease assets, net	92,649	94,776
Deferred income taxes	46,066	47,311
Intangible assets, net	28,221	28,221
Goodwill	59,593	59,593
Other assets, net	6,586	6,247
Total assets	$578,661	$570,103
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,849	$7,847
Accrued compensation and benefits	18,039	20,546
Accrued liabilities	18,790	13,735
Deferred revenue and student deposits	25,087	23,474
Income tax payable	177	—
Lease liabilities, current	13,489	13,553
Total current liabilities	83,431	79,155
Lease liabilities, long-term	91,471	93,645
Long-term debt, net	93,747	93,424
Total liabilities	268,649	266,224
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; 400 shares issued and outstanding in 2025 and 2024, respectively ($112,471 and $117,439 liquidation preference per share, $44,988 and $46,976 in aggregate, for 2025 and 2024, respectively) (Note 12)	39,691	39,691
Common stock, $.01 par value; 100,000,000 shares authorized; 18,036,421 issued and outstanding in 2025; 17,712,575 issued and outstanding in 2024	180	177
Additional paid-in capital	304,533	305,823
Accumulated other comprehensive loss	(48)	(7)
Accumulated deficit	(34,344)	(41,805)
Total stockholders’ equity	310,012	303,879
Total liabilities and stockholders’ equity	$578,661	$570,103

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Revenue	$164,551	$154,432
Costs and expenses:
Instructional costs and services	74,944	72,425
Selling and promotional	35,205	32,456
General and administrative	36,407	36,277
Depreciation and amortization	3,992	5,128
Loss on assets held for sale (Note 4)	1,527	—
Loss on leases (Note 5)	—	2,936
Loss on disposals of long-lived assets	230	28
Total costs and expenses	152,305	149,250
Income from operations before interest and income taxes	12,246	5,182
Interest expense, net	(887)	(126)
Income before income taxes	11,359	5,056
Income tax expense	2,466	1,213
Equity investment loss	—	(3,327)
Net income	$8,893	$516
Preferred stock dividends	1,432	1,535
Net income (loss) available to common stockholders	$7,461	$(1,019)

Income (loss) per common share:
Basic	$0.42	$(0.06)
Diluted	$0.41	$(0.06)
Weighted average number of common shares:
Basic	17,840	17,510
Diluted	18,417	17,811

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Net income	$8,893	$516
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on hedging derivatives	(63)	396
Tax effect	17	(98)
Unrealized (loss) gain on hedging derivatives, net of taxes	(46)	298

Reclassification of loss (gain) to net income	7	(787)
Tax effect	(2)	195
Reclassifications of loss (gain) to net income, net of taxes	5	(592)
Total other comprehensive loss	(41)	(294)

Comprehensive income	$8,852	$222

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	400	$39,691	17,712,575	$177	$305,823	$(7)	$(41,805)	$303,879
Preferred stock dividends	—	—	—	—	—	—	(1,432)	(1,432)
Exercise of stock options	—	—	14,431	—	143	—	—	143
Issuance of common stock under employee benefit plans	—	—	480,515	5	(5)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(171,100)	(2)	(3,691)	—	—	(3,693)
Stock-based compensation	—	—	—	—	2,263	—	—	2,263
Other comprehensive loss	—	—	—	—	—	(41)	—	(41)
Net income	—	—	—	—	—	—	8,893	8,893
Balance as of March 31, 2025	400	$39,691	18,036,421	$180	$304,533	$(48)	$(34,344)	$310,012

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	400	$39,691	17,604,371	$176	$299,561	$1,644	$(49,096)	$291,976
Preferred stock dividends	—	—	—	—	—	—	(1,535)	(1,535)
Issuance of common stock under employee benefit plans	—	—	331,781	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(113,911)	(1)	(1,339)	—	—	(1,340)
Stock-based compensation	—	—	—	—	1,918	—	—	1,918
Repurchased and retired shares of common stock	—	—	(251,146)	(2)	—	—	(2,766)	(2,768)
Other comprehensive loss	—	—	—	—	—	(294)	—	(294)
Net income	—	—	—	—	—	—	516	516
Balance as of March 31, 2024	400	$39,691	17,571,095	$176	$300,137	$1,350	$(52,881)	$288,473

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Operating activities
Net income	$8,893	$516
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,992	5,128
Amortization of debt issuance costs	348	383
Stock-based compensation	2,263	1,918
Equity investment loss	—	3,327
Deferred income taxes	1,245	343
Loss on assets held for sale	1,527	—
Loss on disposals of long-lived assets	230	28
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	20,593	6,402
Prepaid expenses	(6,919)	(4,078)
Income tax receivable/payable	1,126	156
Operating leases, net	(58)	1,507
Other assets	(405)	(584)
Accounts payable	2	(1,325)
Accrued compensation and benefits	(2,507)	31
Accrued liabilities	5,055	3,888
Deferred revenue and student deposits	1,613	3,104
Net cash provided by operating activities	36,998	20,744
Investing activities
Capital expenditures	(3,902)	(6,218)
Proceeds from the sale of real property	500	—
Net cash used in investing activities	(3,402)	(6,218)
Financing activities
Cash paid for repurchase of common stock	(3,693)	(4,108)
Cash received from exercise of stock options	143	—
Preferred stock dividends paid	(1,432)	(1,535)
Cash paid for principal on borrowings and finance leases	(53)	(28)
Net cash used in financing activities	(5,035)	(5,671)
Net increase in cash, cash equivalents, and restricted cash	28,561	8,855
Cash, cash equivalents, and restricted cash at beginning of period	158,941	144,342
Cash, cash equivalents, and restricted cash at end of period	$187,502	$153,197

Supplemental disclosure of cash flow information
Interest paid	$2,398	$2,713
Income taxes paid	$80	$618

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

Unaudited Interim Consolidated Financial Information

The unaudited interim Consolidated Financial Statements do not include all the information and notes required by GAAP for audited annual financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s financial position, results of operations, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2025. This Quarterly Report on Form 10-Q, or this Quarterly Report, should be read in conjunction with the Consolidated Financial Statements and accompanying notes in its audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or the Annual Report.

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

Restricted Cash

Restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. Restricted cash also includes a $24.2 million restricted certificate of deposit to secure a letter of credit for the benefit of ED on behalf of RU in connection with RU’s 2020 composite score, which is used by ED for determining compliance with financial responsibility standards, being below the minimum required. Restricted cash on the accompanying Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, excluding the restricted certificate of deposit, was $1.7 million and $1.5 million, respectively. Total restricted cash as of March 31, 2025, and December 31, 2024, was $25.9 million and $27.0 million, respectively.

Cash and cash equivalents and restricted cash as of March 31, 2025, and December 31, 2024, were as follows (in thousands):

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)
Cash, cash equivalents, and restricted cash	$187,502	$158,941
Less: restricted cash	(25,905)	(27,015)
Total unrestricted cash	$161,597	$131,926

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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. Goodwill and indefinite-lived intangible assets are not amortized. The Company accounts for goodwill and indefinite-lived intangible assets in accordance with FASB ASC 350, Intangibles Goodwill and Other, and Accounting Standards Update, or ASU, 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Company’s goodwill and intangible assets are deductible for tax purposes.

Indefinite-lived and finite-lived intangible assets acquired in business combinations are recorded at fair value on the acquisition date. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful life of the asset.

The Company annually assesses goodwill and intangible assets for impairment in the fourth quarter, or more frequently if events or circumstances indicate that goodwill might be impaired or the carrying amount of an asset may not be recoverable. Goodwill impairment testing consists of an optional qualitative assessment as well as a quantitative test. The quantitative test compares the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the carrying value is greater than the fair value, and such assets are not recoverable, the difference between the two values is recorded as an impairment.

For additional details regarding goodwill and intangible assets, please refer to “Note 6. Goodwill and Intangible Assets” in these Consolidated Financial Statements.

Investments

Prior to December 31, 2024, the Company accounted for its investments in less than majority owned companies in accordance with FASB ASC 323, Investments – Equity Method and Joint Ventures and FASB ASC 321, Investments – Equity Securities. The Company applied ASC 323 to investments when it has the ability to exercise significant influence but does not control the operating and financial policies of the company, this generally represented by equity ownership of at least 20 percent but not more than 50 percent. Investments accounted for under the equity method were initially recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses after the date of acquisition. The pro rata share of the operating results of the investee was reported in the accompanying Consolidated Statements of Income as equity investment income or loss. Investments that did not meet the equity method requirements were accounted for using the cost method under ASC 321 with changes in the fair value of the investment reported in the accompanying Consolidated Statements of Income as equity investment income or loss.

During the first quarter of 2024, the Company evaluated its equity investments for indicators of impairment and concluded the fair value of a cost method investment was less than its carrying amount. As a result, the Company recorded an investment loss of $3.3 million during the first quarter of 2024 on a 2015 cost method investment. This investment loss was due to the investee entering into a new convertible debt agreement that resulted in the conversion of the Company’s preferred stock holdings in the investee into common shares, and the dilution of the Company’s ownership percentage. The investment loss recorded reduced the book value of the cost method investment to zero.

During the second quarter of 2024, the Company sold its remaining equity method investment back to the investee, as it was no longer considered a strategic investment. As a result, the Company no longer has any investments accounted for under ASC 323 and ASC 321 as of March 31, 2025, and December 31, 2024.

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

Judgment is required in estimating the percentage of share-based awards that are expected to vest, and in the case of performance stock units, or PSUs, the level of performance that will be achieved and the number of shares that will be earned. The Company estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original estimates. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. If actual results differ significantly from these estimates, stock-based compensation expense could be higher or lower and have a material impact on the Consolidated Financial Statements. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under ASC 718.

Stock-based compensation expense for the three months ended March 31, 2025, and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Instructional costs and services	$239	$223
Selling and promotional	204	139
General and administrative	1,820	1,556
Total stock-based compensation expense	$2,263	$1,918

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2025, and 2024, the Management Development and Compensation Committee of the Board approved annual incentive arrangements for senior management employees. The aggregate amount of awards payable, if any, is dependent upon the achievement of certain Company financial and operational goals and the satisfaction of individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. During the three months ended March 31, 2025, and 2024, the Company recognized an aggregate incentive-based compensation expense of $1.8 million and $1.9 million, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes. The Company determines its interim tax provision by applying the estimated income tax rate expected for the full calendar year to income before income taxes for the period adjusted for discrete items.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. All ASUs issued subsequent to the filing of the Annual Report on March 6, 2025, were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s consolidated financial position and/or results of operations.

Note 3. Revenue

Disaggregation of Revenue

    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue within the reportable segments (in thousands):

	Three Months Ended March 31, 2025
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$82,551	$49,963	$14,152	$3,678	$150,344
Graduation fees	1,087	—	—	—	1,087
Textbook and other course materials	—	8,601	3,221	—	11,822
Other fees	308	687	303	—	1,298
Total Revenue	$83,946	$59,251	$17,676	$3,678	$164,551

	Three Months Ended March 31, 2024
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$79,805	$44,677	$13,600	$4,194	$142,276
Graduation fees	660	—	—	—	660
Textbook and other course materials	—	7,911	2,553	—	10,464
Other fees	191	547	294	—	1,032
Total Revenue	$80,656	$53,135	$16,447	$4,194	$154,432

Corporate and Other includes tuition and contract training revenue earned by GSUSA and the elimination of intersegment revenue for courses taken by employees of one segment at other segments.

Contract Balances and Performance Obligations

The Company has no contract assets or deferred contract costs as of March 31, 2025, and December 31, 2024.
The Company recognizes a contract liability, or deferred revenue, when a student begins a course, in the case of APUS and GSUSA, or starts a term, in the case of RU and HCN. Deferred revenue at March 31, 2025, was $25.1 million and included $15.8 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $9.3 million in consideration received in advance for future courses or terms, or student deposits, and represents the Company’s performance obligation to transfer future instructional services to students. Deferred revenue at December 31, 2024, was $23.5 million and included $14.1 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $9.4 million in student deposits.

The Company has elected, as a practical expedient, not to disclose additional information about unsatisfied performance obligations for contracts with students that have an expected duration of one year or less.
When the Company begins providing the performance obligations, a contract receivable is created, resulting in accounts receivable on the accompanying Consolidated Balance Sheets. The Company accounts for receivables in accordance with FASB ASC 310, Receivables. The Company uses the portfolio approach, a practical expedient, to evaluate if a contract exists and to assess collectability at the time of contract inception based on historical experience. Contracts are subsequently reviewed for collectability if significant events or circumstances indicate a change.

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

Note 4. Assets held for sale

Assets held for sale at March 31, 2025, and December 31, 2024, represents excess real properties located in Charles Town, West Virginia, for the Company’s APUS Segment.

In the first quarter of 2025, the Company entered into an agreement to sell a building classified in assets held for sale as of December 31, 2024, for $7.0 million, and recorded a loss of $1.5 million, based on the contract amount less estimated costs to sell of $0.4 million. The loss is included in Loss on assets held for sale in the accompanying Consolidated Statements of Income for the three months ended March 31, 2025. At March 31, 2025, the carrying value of the building included in Assets held for sale in the accompany Consolidated Balance Sheets is $6.6 million. The sale is expected to close in the third quarter of 2025.

In the fourth quarter of 2024, APUS entered into an agreement to sell a building currently in use for $16.6 million. As a result, the building was reclassified to held for sale as of December 31, 2024 at the contract amount less estimated costs to sell of $0.7 million, or $15.9 million. The sale is expected to close in the third quarter of 2025.

In the fourth quarter of 2024, APUS entered into an agreement to sell the undeveloped parcel of land for $0.5 million which approximated its carrying value. As a result, the land was classified as held for sale as of December 31, 2024. The sale closed in the first quarter of 2025.

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

Operating lease assets are right-of-use assets, or ROU assets, which represent the right to use an underlying asset for the lease term. Operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating leases are included in the Operating lease assets, net, and Operating lease liabilities, current and long-term, on the accompanying Consolidated Balance Sheets. These assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When the lease does not provide an implicit interest rate, the Company uses an incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments. The ROU asset includes all lease payments and excludes lease incentives.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three months ended March 31, 2025, and 2024, was $4.9 million and $5.2 million, respectively. These costs are primarily related to long-term operating leases but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the three months ended March 31, 2025, and 2024, was $4.7 million and $4.8 million, respectively, and is included in operating cash flows.

Loss on leases

During the three months ended March 31, 2024, the Company elected to terminate its RU Segment lease for a planned Dallas, Texas campus. The Company paid a lease termination fee of $2.2 million and recorded a loss of $2.1 million as a result of this lease termination. Additionally, in the first quarter of 2024, the Company’s RU Segment began consolidating two Minnesota campuses and recorded a loss of $0.8 million on the Minnesota campus lease obligations. Lease losses on lease termination and campus consolidation totaling $2.9 million for the three months ended March 31, 2024, are included in Loss on leases in the accompanying Consolidated Statements of Income. In conjunction with the lease termination and campus consolidation, the Company reduced Operating lease assets, net, and Lease liabilities, current and long term by $5.0 million and $4.2 million, respectively, during the three months ended March 31, 2024. There was no loss on leases during the three months ended March 31, 2025.

Finance Leases

The Company leases copiers and printers pursuant to leases that are classified as finance leases and that expire in 2027. The Company pledged the assets financed to secure the outstanding leases. As of March 31, 2025, the total finance lease liability was $0.4 million, with an average interest rate of 7.00%. The ROU assets are recorded within Property and equipment, net on the accompanying Consolidated Balance Sheets. Lease amortization expense associated with the Company’s finance leases was $46,000 and $27,000 for the three months ended March 31, 2025, and 2024, respectively, and is recorded in Depreciation and amortization expense in the accompanying Consolidated Statements of Income.

The following tables present information about the amount and timing of cash flows arising from the Company’s operating and finance leases as of March 31, 2025 (in thousands):

Maturity of Lease Liabilities (Unaudited)	Operating Leases	Finance Leases
2025 (remaining)	$14,327	$160
2026	18,313	213
2027	17,204	36
2028	15,887	—
2029	13,694	—
2030	13,946	—
2031 and beyond	39,605	—
Total future minimum lease payments	$132,976	$409
Less: imputed interest	(28,398)	(27)
Present value of operating lease liabilities	$104,578	$382
Less: lease liabilities, current	(13,296)	(193)
Lease liabilities, long-term	$91,282	$189

Balance Sheet Classification (Unaudited)
Current:
Operating lease liabilities, current	$13,296
Finance lease liabilities, current	193
Long-term:
Operating lease liabilities, long-term	91,282
Finance lease liabilities, long-term	189
Total lease liabilities	$104,960

Other Information (Unaudited)
Weighted average remaining lease term (in years):
Operating leases	7.91
Finance leases	1.91
Weighted average discount rate:
Operating leases	5.6%
Finance leases	7.0%

Note 6. Goodwill and Intangible Assets

During the three months ended March 31, 2025, in connection with the preparation of this Quarterly Report, the Company performed a qualitative assessment for potential impairment of the RU and HCN Segment goodwill and indefinite-lived intangible assets. As part of the assessment, the Company considered the events and circumstances expressly required by ASC 350, in addition to other entity-specific factors. Factors considered included RU and HCN’s financial and enrollment performance against internal targets, economic factors, and the continued favorable growth outlook for nursing education. After completing the qualitative review of goodwill and indefinite-lived intangible assets for the RU and HCN Segments, the Company concluded it was more likely than not that the fair value of each of the RU and HCN Segments was more than the respective carrying value, and therefore, no quantitative impairment test and no impairment charge was necessary.

The following table summarizes the carrying amount of goodwill by reportable segment (in thousands):

	APUS Segment	RU Segment	HCN Segment	Total Goodwill
	(Unaudited)
Goodwill as of December 31, 2024	$—	$33,030	$26,563	$59,593
Impairment	—	—	—	$—
Goodwill as of March 31, 2025	$—	$33,030	$26,563	$59,593

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. The Company’s annual assessment during the fourth quarter of 2024 concluded that the fair value of RU and HCN exceeded their carrying values by approximately $71.9 million, or 62%, and $8.6 million, or 24%, respectively.

The following table represents the balance of the Company’s intangible assets as of March 31, 2025, and December 31, 2024 (in thousands):

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

All recorded identified intangible assets with a definite useful life related to the acquisitions of RU, HCN, and GSUSA, were fully amortized as of December 31, 2024. Finite-lived intangible assets were amortized in a manner that reflected the estimated economic benefit of the intangible assets and were amortized on a straight-line basis. For the three months ended March 31, 2024, the Company recorded amortization expense related to definite-lived intangible assets of approximately $1.3 million. For additional information on goodwill and intangible assets, see the Consolidated Financial Statements and accompanying notes in the Annual Report.

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

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Income (loss) per common share
Net income (loss)	$8,893	516
Preferred stock dividend	1,432	1,535
Net income (loss) available to common shareholders	7,461	(1,019)
Basic weighted average shares outstanding	17,840	17,510
Income (loss) per common share	$0.42	$(0.06)

Diluted income (loss) per common share
Net income (loss) available to common shareholders	$7,461	$(1,019)
Basic weighted average shares outstanding	17,840	17,510
Effect of dilutive restricted stock and options	577	301
Diluted weighted average shares outstanding	18,417	17,811
Diluted income (loss) per common share	$0.41	$(0.06)

The table below reflects a summary of securities that could potentially dilute basic income (loss) per common share in future periods that were not included in the computation of diluted loss per share because the effect would have been antidilutive (in thousands).

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Antidilutive securities:
Stock options	73	136
Restricted shares	—	74
Total antidilutive securities	73	210

Note 8. Long-Term Debt

In connection with the acquisition of RU, APEI, as borrower, entered into a Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, as administrative agent and collateral agent, or the Agent, Macquarie Capital USA Inc. and Truist Securities, Inc., as lead arrangers and joint bookrunners, and certain lenders party thereto, or the Lenders. The Credit Agreement provides for (i) a senior secured term loan facility in an aggregate original principal amount of $175.0 million, or the Term Loan, with a scheduled maturity date of September 1, 2027 and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or the Revolving Credit Facility, and, together with the Term Loan, is referred to as the Facilities, with a scheduled maturity date of September 1, 2026, the full capacity of which may be utilized for the issuance of letters of credit. The Revolving Credit Facility also includes a $5.0 million sub-facility for swing line loans. The Term Loan, the proceeds of which were used as part of the cash consideration for the RU acquisition, was fully funded on September 1, 2021, or the RU Closing Date, and is presented net of deferred financing fees on the accompanying Consolidated Balance Sheets. Deferred financing fees are being amortized using the effective interest method over the term of the Term Loan. As of March 31, 2025, and December 31, 2024, the remaining unamortized deferred financing fees were $2.7 million and $3.0 million, respectively. Deferred financing fees of $0.5 million related to the Revolving Credit Facility were recorded as an asset and are being amortized to interest expense over the term of the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of March 31, 2025, and December 31, 2024.

In June 2023, in connection with the cessation of publication of the London Interbank Offered Rate, or LIBOR, the Credit Agreement was amended to change the applicable floating index rate at which interest on borrowings under the Facilities would accrue from LIBOR to Term Secured Overnight Financing Rate, or Term SOFR (as defined in the Credit Agreement, as amended), a forward-looking term rate. Outstanding borrowings under the Facilities bear interest at a per annum rate equal to Term SOFR (plus a credit spread adjustment ranging from 0.11448% to 0.42826% depending on the interest period selected by APEI and subject to a 0.75% floor after giving effect to such adjustment) plus 5.50%, which shall increase by an additional 2.00% on all past due obligations if APEI fails to pay any amount when due. As of March 31, 2025, the Facilities’ borrowing rate was 9.94%. An unused commitment fee in the amount of 0.50% is payable quarterly in arrears based on the average daily unused amount of the commitments under the Revolving Credit Facility.

Interest expense, including offsets from the interest rate cap agreement in 2024 was $2.4 million and $1.9 million for the three months ended March 31, 2025, and 2024, respectively.

In December 2022, APEI made prepayments totaling $65.0 million on the Term Loan. With this prepayment, APEI is not required to make quarterly principal payments on the Term Loan until payment of the outstanding principal amount at maturity in September 2027, subject to certain exceptions, including with respect to annual excess cash flows, proceeds from the sale of certain assets, casualty and condemnation events, and prohibited debt issuances. APEI had no mandatory prepayment obligation for the year ended December 31, 2024.

The Facilities are and will be guaranteed by APEI’s subsidiaries and certain of APEI’s future subsidiaries that are required to become a party thereto as guarantors, or Guarantors. The obligations of APEI and the Guarantors are secured by a pledge of substantially all of their respective assets, pursuant to the terms of the Collateral Agreement dated as of the RU Closing Date, by and among APEI, the Agent and the Guarantors from time to time party thereto.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on APEI’s and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Facilities. In addition, the Credit Agreement contains a financial covenant that requires APEI to maintain a Total Net Leverage Ratio of no greater than 2.00 to 1.00. As of March 31, 2025, the Company was in compliance with all debt covenants.

For additional information on certain restrictions placed on the Company’s indebtedness pursuant to the terms of the Company’s Series A Senior Preferred Stock, please refer to “Note 12. Preferred Stock” in these Consolidated Financial Statements.

Long-term debt consists of the following as of March 31, 2025, and December 31, 2024 (in thousands):

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)
Credit agreement	$96,425	$96,425
Deferred financing fees	(2,678)	(3,001)
Total debt	93,747	93,424
Less: Current portion	—	—
Long-Term Debt	$93,747	$93,424

Scheduled maturities of long-term debt as of March 31, 2025, are as follows (in thousands):

Maturities of Long-Term Debt (Unaudited)	Loan Payments
2027	$96,425
Total	$96,425

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

In January 2025, the Company entered into a new interest rate cap agreement, with a notional value of $50.0 million. This new interest rate cap agreement, designated as a cash flow hedge, provides the Company with interest rate protection in the event that the Term SOFR rate exceeds 5.00%, and is scheduled expire on June 30, 2026.

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

Note 9. Segment Information

The Company’s Chief Executive Officer, as the chief operating decision maker, or CODM, organizes the company, manages resource allocations, and measures performance among three operating and reportable segments: APUS; RU; and HCN. Corporate and Other includes GSUSA revenue and expenses, and unallocated corporate activity and eliminations to reconcile segment results to the Consolidated Financial Statements. GSUSA does not meet the quantitative thresholds to qualify as a reportable segment.

The CODM reviews information about each reportable segment’s revenue and categorized expenses, and allocates resources to, and measures the performance of, each reportable segment using reportable segment operating income (loss). The CODM does not evaluate reportable segment asset or liability information.

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
	(In thousands)
APUS Segment
Revenue	83,946	80,656
Instructional costs and services	27,311	25,788
Selling and promotional	15,701	15,184
General and administrative	14,234	15,354
Other (1)	2,574	1,243
Income from operations before interest and income taxes	24,126	23,087
RU Segment
Revenue	59,251	53,135
Instructional costs and services	33,144	33,097
Selling and promotional	16,452	15,122
General and administrative	7,390	7,637
Other (2)	2,337	6,245
Loss from operations before interest and income taxes	(72)	(8,966)
HCN Segment
Revenue	17,676	16,447
Instructional costs and services	11,310	10,552
Selling and promotional	1,947	1,105
General and administrative	4,660	4,773
Other (3)	505	321
Loss from operations before interest and income taxes	(746)	(304)

Corporate and Other
Revenue	3,678	4,194
Instructional costs and services	3,179	2,988
Selling and promotional	1,105	1,045
General and administrative	10,123	8,513
Other (3)	333	283
Loss from operations before interest and income taxes	(11,062)	(8,635)

Total reportable segment revenue	160,873	150,238
Corporate and other revenue	3,678	4,194
Total consolidated revenue	164,551	154,432
Total reportable segment income from operations before interest and income taxes	23,308	13,817
Corporate and other (loss) from operations before interest and income taxes	(11,062)	(8,635)
Total consolidated income from operations before interest and income taxes	12,246	5,182

(1) Includes loss on assets held for sale, loss on disposal of long-lived assets, and depreciation and amortization expense.
(2) Includes loss on disposal of long-lived assets and depreciation and amortization expense.
(3) Includes depreciation and amortization expense.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Depreciation and amortization
APUS Segment	1,029	1,240
RU Segment	2,125	3,284
HCN Segment	505	322
Total reportable segment depreciation and amortization	3,659	4,846
Corporate and Other	333	282
Total consolidated depreciation and amortization	3,992	5,128
Interest expense, net
APUS Segment	319	412
RU Segment	381	—
HCN Segment	85	25
Total reportable segment interest expense, net	785	437
Corporate and Other	(1,672)	(563)
Total consolidated interest expense, net	(887)	(126)
Income tax expense (benefit)
APUS Segment	7,734	7,481
RU Segment	(162)	(2,731)
HCN Segment	(259)	(71)
Total reportable segment income tax expense	7,313	4,679
Corporate and Other	(4,847)	(3,466)
Total consolidated income tax expense	2,466	1,213

Note 10. Contingencies

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

     A summary of APUS Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended March 31,
	(Unaudited)
	2025	2024
DoD tuition assistance programs	44%	48%
VA education benefits	24%	23%
Title IV programs	18%	16%
Cash and other sources	14%	13%

A summary of RU Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended March 31,
	(Unaudited)
	2025	2024
Title IV programs	77%	75%
Cash and other sources	22%	23%
VA education benefits	1%	2%

    A summary of HCN Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended March 31,
	(Unaudited)
	2025	2024
Title IV programs	85%	83%
Cash and other sources	14%	16%
VA education benefits	1%	1%

Note 12. Preferred Stock

On December 28, 2022, APEI issued $40 million of the Series A Senior Preferred Stock, $0.01 par value per share, to affiliates of existing common stockholders of the Company.

The Series A Senior Preferred Stock has cumulative dividends that accrue daily at the annual rate which is equal to Term SOFR (selected by the Company for each divided period), plus 10.00%. On the 30-month anniversary of issuance, the dividend rate spread shall increase by 2.00% per annum and shall increase by 0.50% per annum at the beginning of each full fiscal quarter thereafter. The dividend rate spread increases 6.00% in the event of default, a change of control, or other non-compliance as noted in the related Certificate of Designation and the purchase agreement for the shares of Series A Senior Preferred Stock, or the Purchase Agreement. Other than an increase in the dividend rate spread relating to default, in no event will the dividend rate spread exceed SOFR plus 25.00%. As of March 31, 2025, the dividend rate was 14.32% based on a three-month dividend period. Dividend periods will be monthly, every three months or every six months, at the Company’s option, and the Company currently anticipates using a three-month period. Dividends will be paid, after declaration by the Board, for each dividend period. If the Company selects a six-month dividend period, an interim dividend payment will be required for each three-month period therein. During the three months ended March 31, 2025, and 2024, dividends declared and paid on the Series A Senior Preferred Stock were $1.4 million and $1.5 million, respectively.

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

The Liquidation Preference of $45.0 million and $47.0 million as of March 31, 2025, and December 31, 2024, respectively, is based on the occurrence of a liquidation event, which is also considered an event of default as defined in the Certificate of Designation. The Liquidation Preference includes an early redemption premium amount and a make-whole payment for any redemption of the securities prior to June 30, 2025. As of March 31, 2025, and December 31, 2024, the make-whole payment included in the Liquidation Preference was $2.0 million and $4.0 million, respectively. The make-whole payment included in the Liquidation Preference will be reduced quarterly until June 30, 2025, at which time it will be eliminated. Events of default trigger an increase of the dividend rate spread of 6.00% and an early premium amount, as defined in the Certificate of Designation.

The following table lists the components of the liquidation preference for the periods presented below (in thousands):

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)
Series A Senior Preferred Stock (plus accrued and unpaid dividends)	$40,068	$40,068
Make whole payment	2,005	3,993
Early redemption premium	2,915	2,915
Liquidation Preference	$44,988	$46,976

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    In this Quarterly Report on Form 10-Q, or Quarterly Report, “we,” “our,” “us,” “the Company” and similar terms refer to American Public Education, Inc., or APEI, and its subsidiary institutions collectively unless the context indicates otherwise. All quarterly information in this Management’s Discussion and Analysis is unaudited. The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or our Annual Report.

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
•our ability to maintain, develop, and grow our technology infrastructure to support our student body and remain competitive;
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
•actions by the Department of Defense, or DoD, or branches of the U.S. Armed Forces, including actions related to the participating in DoD tuition assistance, or TA, programs, our responses to those actions, and expectations regarding the effects of those actions and responses;
•federal appropriations and other budgetary matters, including government shutdowns;
•changes in enrollment in postsecondary degree-granting institutions and workforce needs;
•our ability to recognize the intended benefits of our cost savings and revenue-generating efforts;
•the expected impact on our students and our business from campus closures and consolidations;
•our plans with respect to potential strategic alternatives for Graduate School USA, or GSUSA;
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

Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account information currently available to us, and are not guarantees of future results. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. Risks and uncertainties involved in forward-looking statements include, among others:

•potential changes to the ED’s, and other federal government agencies’, structure, policies, priorities, and oversight, including as a result of federal elections and the Trump administration’s stated intention to dismantle ED;
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
•risks related to business combinations, acquisitions, divestitures, and other strategic transactions, including, as applicable, integration challenges, business disruption, dilution of stockholder value, financial charges, and diversion of management attention;
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

Overview

Background

    We are a provider of online and campus-based postsecondary education to approximately 106,400 students and career learning to approximately 23,000 individuals, through four subsidiary institutions, American Public University System, or APUS, Rasmussen University, or RU, Hondros College of Nursing, or HCN, and Graduate School USA, or GSUSA. Our subsidiary institutions offer purpose-built education programs and career learning designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities designed to advance students in their current professions or to help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and APUS, RU, and HCN are certified by the ED to participate in Title IV programs.

Our Institutions

    Our wholly owned operating subsidiary institutions include the following:

•American Public University System, Inc., referred to herein as APUS, provides online postsecondary education to approximately 88,300 adult learners, directed primarily at the needs of the military, veterans, extended military families, and other public service and service-minded communities through two brands: American Military University, or AMU, and American Public University, or APU. As of March 31, 2025, approximately 64% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment.

•Rasmussen College, LLC, referred to herein as Rasmussen University, or RU, provides nursing- and health sciences-focused postsecondary education to approximately 14,500 students at 20 campuses in six states and online. As of March 31, 2025, on-ground enrollment was 6,500, of which approximately 5,600 students were pursuing nursing degrees at RU, approximately 90% of whom were enrolled in RU’s pre-licensure nursing degree programs. At March 31, 2025, online enrollment was approximately 8,000 students.

•National Education Seminars, Inc., referred to herein as Hondros College of Nursing, or HCN, provides nursing education to approximately 3,600 students at eight campuses in three states. HCN’s students are enrolled in its pre-licensure nursing degree programs or its Medical Assisting Diploma program.

•American Public Training LLC, referred to herein as Graduate School USA, or GSUSA, provides career learning and leadership training in-person and online to the federal workforce. GSUSA operational activities are presented within Corporate and Other.

The Planned Combination of APUS, RU, and HCN

On January 28, 2025, we announced the planned combination of APUS, RU, and HCN (the “Combination”), which will result in a combined institution named American Public University System comprised of two divisions tentatively named (i) APUS Global, comprised of AMU and APU, and (ii) Rasmussen, comprised of RU’s campus-based and online nursing programs, RU’s healthcare programs, HCN’s campus-based nursing and healthcare programs, and RU’s non-healthcare programs, with final division names to be determined closer to closing of the Combination. The Combination constitutes a Change of Control, Structure or Organization pursuant to HLC policy and, accordingly, we must receive HLC approval prior to effectuating the Combination. APUS and RU have jointly submitted an application for Change of Control, Structure or Organization. For HLC purposes, APUS will be the surviving institution, and the application seeks approval for the Combination and the expansion of APUS’s HLC accreditation to include the RU and HCN programs and locations. We anticipate completing the Combination in the third quarter of 2025 subject to obtaining required approvals and ED taking related actions.

HLC conducted a site visit in March 2025 related to the joint application and is expected to complete its review of the joint application in June 2025. In May 2025, APUS and RU received the site visit report, and HLC has confirmed that the application for Change of Structure will be placed on the agenda for HLC’s June 2025 meeting.

Regulatory and Legislative Activity

Rasmussen University

The Florida legislature passed legislation in May 2025 that will subject RU nursing programs to additional regulatory scrutiny by the Florida Board of Nursing, or FBN, and the Florida Department of Health, or FDH. The legislation, which will take effect July 1, 2025, unless vetoed by Florida’s governor, is expected to lead to increased challenges in hiring and retaining qualified nursing program directors and increased expenses related to compliance with new requirements, such as those related to standardized admissions criteria, exit examinations, remedial programs for students, and tuition and fees reimbursement to students who fail the NCLEX if RU’s pass rate is less than 30%. In addition, the legislation shortens the period before a program will be placed on probation due to low NCLEX scores and shortens the length of time a program can spend on probation, and it allows FBN to impose disciplinary remedies on an approved program against which an adverse action has been taken by another regulatory jurisdiction in the United States. The Florida ADN programs and several RU nursing programs in other states have previously been, and may in the future be, subject to disciplinary actions by state regulatory bodies for failure to meet applicable NCLEX pass rates or other requirements including disciplinary actions that could be deemed adverse actions by FBN for purposes of the legislation’s requirements. Failure to comply with the new legislation and any adverse action taken as a result could adversely impact our business, operations, financial results, and reputation, including RU’s ability to expand or operate in Florida. See the “Risk Factors” section of this Quarterly Report below for additional information.

Hondros College of Nursing

ABHES may withdraw accreditation if it determines that an institution fails to demonstrate at least a 70% retention rate for each program. Alternatively, it may provide an opportunity for a program not meeting ABHES’ outcomes thresholds to come into compliance within a specified time period, and may extend such period if a program demonstrates improvement or for other good cause. For the reporting year ended June 30, 2024, HCN’s Cleveland and Dayton Diploma in Practical Nursing, or PN, programs, and the Akron Associate Degree in Nursing, or ADN, program were below the 70% benchmark for retention. As a result, ABHES placed the Cleveland and Dayton PN programs and Akron ADN program on outcomes reporting status and required HCN to submit reports for each of these programs demonstrating their retention rate through the first three quarters of the 2024-2025 reporting year by May 2025. These three programs have met the 70% benchmark for retention through the first three quarters of the 2024-2025 reporting year. As a result, we expect the ABHES Commission to vote to remove retention reporting requirements for all affected HCN programs at its July 2025 meeting.

Graduate School USA

GSUSA provides contract training to federal government agency customers and through direct enrollment by federal, state, and municipal government employees, contractors, and non-government employees. Changing priorities and policies under the Trump administration, including reductions in force, or RIFS, at government agencies, and including other actions taken by the Department of Government Efficiency, or DOGE, have resulted in significant uncertainty relating to the provision of career learning and contract training at federal government agencies, including whether they will remain a priority for our federal government agency customers. These changes have begun to adversely impact, and may continue to adversely impact, GSUSA’s business, and, as a result, we are exploring a range of paths to stabilize the business and considering alternatives for GSUSA. Any divestiture of GSUSA or other significant transaction, whether by sale or otherwise, may require an investment of time and resources, may distract management from other responsibilities, and may result in losses on disposition or continued financial involvement in GSUSA.

Tuition Increases

Providing affordable degree and certificate programs is an important element of our competitive strategy. In April 2024, APUS implemented a tuition increase to master’s level students across all categories, including military, non-military and veteran students, and in September 2024, APUS returned the military rate for master’s level students to the $250 per credit hour rate in effect prior to the April 2024 tuition increase. We believe that APUS’s tuition and fees remain lower than the average in-state cost at public universities. RU implemented modest tuition increases for all students in select programs in the first quarter of 2024, for new students in select programs in August 2024, and for returning students in select programs in October 2024. In the third quarter of 2025, RU plans to implement a tuition increase, similar to the increases implemented in the third and fourth quarters of 2024. The tuition and fee increases at RU are intended to reflect adjustments to be consistent with the local campus markets. Even with these increases, RU tuition and fees are designed to be affordable and competitive when compared to the tuition and fees at similar institutions offering the same level of flexibility, accessibility, and student experience.

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

Summary of Results

Consolidated revenue for the three months ended March 31, 2025, increased to $164.6 million from $154.4 million, or by 6.6%, as compared to the prior year period. Our net income for the three months ended March 31, 2025, was $8.9 million, compared to $0.5 million in the prior year period, an increase of $8.4 million. The results for the three months ended March 31, 2025, include a non-cash $1.5 million loss on assets held for sale in our APUS Segment, and $1.0 million in professional fees in Corporate and Other relating to the Combination, both on a pre-tax basis. The results in the prior year period include a non-cash investment loss of $3.3 million on one of our cost method equity investments in Corporate and Other, a $2.9 million pre-tax loss on leases in our RU Segment, and $1.9 million in information technology transition service costs, on a pre-tax basis. Our operating margin improved to 7.4% for the three months ended March 31, 2025, compared to 3.4% in the prior year period. Excluding the loss on assets held for sale and professional fees relating to the Combination in 2025, and the loss on leases and information technology transition services costs in 2024, our operating margin was 9.0% and 6.5% for the three months ended March 31, 2025, and 2024, respectively.

APUS net course registrations for the three months ended March 31, 2025, increased to approximately 102,500 from approximately 99,000, an increase of 3,500, or 3.5%, as compared to the prior year period. APUS Segment revenue for the three months ended March 31, 2025, increased to $83.9 million from $80.7 million, or by 4.1%, as compared to the prior year period. The revenue increase for the period was greater than the increase in net course registrations due to the tuition and fee increases in the second quarter of 2024, and the timing of course starts within the respective periods. APUS Segment operating margin increased to 28.7% for the three months ended March 31, 2025, from 28.6% in the prior year period.

RU total enrollment for the three months ended March 31, 2025, increased to approximately 14,500 from approximately 13,500, an increase of 1,000, or 7.4%, as compared to the prior year period. RU Segment revenue for the three months ended March 31, 2025, increased to $59.3 million from $53.1 million, or by 11.5%, as compared to the prior year period. The revenue increase for the period was greater than enrollment for the comparable prior year period due to tuition increases in the third and fourth quarters of 2024. RU Segment operating margin improved to negative 0.1% for the three months ended March 31, 2025, from negative 16.9% in the prior year period.
HCN total enrollment for the three months ended March 31, 2025, increased to approximately 3,600 from approximately 3,300, an increase of 300, or 9.6%, as compared to the prior year period. HCN Segment revenue for the three months ended March 31, 2025, increased to $17.7 million from $16.4 million, or by 7.5%, as compared to the prior year period. The revenue increase was less than enrollment increase due to higher student enrollment from community partners which is at a lower revenue per student. HCN Segment operating margin decreased to negative 4.2% for the three months ended March 31, 2025, from negative 1.8% in the prior year period.

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

In addition to goodwill, in connection with the acquisitions of RU and HCN, we recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million and $3.7 million, respectively, in our RU and HCN Segments, which included intangible assets related to trade name, accreditation, licensing, and Title IV, and affiliate agreements. We later recorded non-cash impairment charges reducing the carrying value of RU indefinite-lived identified intangible assets to $24.5 million. There were no indefinite useful life intangible assets identified as a result of the acquisition of GSUSA. There are no indefinite-lived intangible assets in our APUS Segment.

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

During the three months ended March 31, 2025, we completed a qualitative assessment for potential impairment of the RU and HCN Segment goodwill and indefinite-lived intangible assets. As part of the assessment, we considered the events and circumstances expressly required by ASC 350, in addition to other entity-specific factors. Factors considered included RU and HCN’s financial and enrollment performance against internal targets, economic factors, and the continued favorable growth outlook for nursing education. After completing this qualitative assessment, we concluded it was more likely than not that the fair value of each of the RU and HCN Segments was greater than the respective carrying value, and therefore no quantitative impairment test and no impairment charge was necessary.

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

For more information regarding our Critical Accounting Policies and Use of Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Results of Operations

    Below we have included a discussion of our operating results and material changes in our operating results during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our reportable segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in revenue and expenses.

APUS net course registrations for the three months ended March 31, 2025, increased to approximately 102,500 from approximately 99,000, an increase of 3,500, or 3.5%, as compared to the prior year period. The increase in net course registrations was primarily due to an increase in registrations by military-affiliated students utilizing education benefit programs administered by the U.S. Department of Veterans Affairs, or VA, and an increase in students utilizing federal student aid from Title IV programs, partially offset by a decrease in military students utilizing TA. APUS Segment operating margin increased to 28.7% for the three months ended March 31, 2025, from 28.6% in the prior year period. The increase in operating margin for the three months ended March 31, 2025, was primarily due to the increase in revenue and a decrease in professional fees, partially offset by the loss on assets held for sale, and an increase in employee compensation costs, as compared to the prior year period.

RU total enrollment for the three months ended March 31, 2025, increased to approximately 14,500 from approximately 13,500, an increase of 1,000, or 7.4%, as compared to the prior year period, driven by an 11.1% increase in online enrollment and a 3.2% increase in on-ground enrollment. RU Segment operating margin improved to negative 0.1% for the three months ended March 31, 2025, from negative 16.9% in the prior year period. The improvement in the operating margin for the three months ended March 31, 2025, was primarily due to the increase in revenue as well as decreases in loss on leases, depreciation and amortization expenses, and information technology costs, partially offset by an increase in employee compensation costs, as compared to the prior year period.

HCN total enrollment for the three months ended March 31, 2025, increased to approximately 3,600 from approximately 3,300, an increase of 300, or 9.6%, as compared to the prior year period. HCN Segment operating margin decreased to negative 4.2% for the three months ended March 31, 2025, from negative 1.8% in the prior year period. The decrease in the operating margin for the three months ended March 31, 2025, was primarily due to increases in employee compensation costs, classroom and course materials costs, and bad debt expense, partially offset by the increase in revenue, as compared to the prior year period.

For a more detailed discussion of our results by reportable segment, refer to “Analysis of Operating Results by Reportable Segment” below.

Analysis of Consolidated Statements of Income

The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	45.5	46.9
Selling and promotional	21.4	21.0
General and administrative	22.1	23.5
Depreciation and amortization	2.4	3.3
Loss on assets held for sale	0.9	—
Loss on leases	—	1.9
Loss on disposals of long-lived assets	0.1	—
Total costs and expenses	92.6	96.6
Income from operations before interest and income taxes	7.4	3.4
Interest expense, net	(0.5)	(0.1)
Income from operations before income taxes	6.9	3.3
Income tax expense	1.5	0.8
Equity investment loss	—	(2.2)
Net income	5.4	0.3
Preferred stock dividend	0.9	1.0
Net income (loss) available to common shareholders	4.5%	(0.7)%

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

Revenue. Our consolidated revenue for the three months ended March 31, 2025, was $164.6 million, an increase of $10.1 million, or 6.6%, compared to $154.4 million for the three months ended March 31, 2024. The increase in revenue was primarily due to a $6.1 million, or 11.5%, increase in revenue in our RU Segment, a $3.3 million, or 4.1%, increase in revenue in our APUS Segment, and a $1.2 million, or 7.5%, increase in revenue in our HCN Segment, partially offset by a $0.5 million, or 12.5%, decrease in GSUSA revenue included in Corporate and Other. The RU Segment revenue increase was primarily due to a 7.4% increase in total student enrollment and the impact of tuition increases in the third and fourth quarters of 2024. The APUS Segment revenue increase was primarily due to a 3.5% increase in net course registrations, tuition and fee increases in the second quarter of 2024, and the timing of course starts, as compared to the prior year period. The HCN Segment revenue increase was primarily due to a 9.6% increase in total student enrollment, as compared to the prior year period.

Costs and expenses. Costs and expenses for the three months ended March 31, 2025, were $152.3 million, an increase of $3.1 million, or 2.0%, compared to $149.3 million for the three months ended March 31, 2024. Costs and expenses for the three months ended March 31, 2025, included a $1.5 million loss on assets held for sale in our APUS Segment and $1.0 million in professional fees in Corporate and Other relating to the Combination, both on a pre-tax basis. Costs and expenses in the prior year period included a $2.9 million pre-tax loss on leases in our RU Segment and $1.9 million in information technology transition service costs, both on a pre-tax basis. Costs and expenses for the three months ended March 31, 2025, as compared to the prior year period, excluding the items noted above, increased $5.3 million, or 3.7%, due primarily to increases in employee compensation costs and advertising costs, partially offset by a decrease in information technology costs, and depreciation and amortization expenses. Costs and expenses as a percentage of revenue decreased to 92.6% for the three months ended March 31, 2025, from 96.6% for the three months ended March 31, 2024.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2025, were $74.9 million, an increase of $2.5 million, or 3.5%, compared to $72.4 million for the three months ended March 31, 2024. The increase in instructional costs and services expenses was primarily due to increases in faculty compensation costs in our RU, APUS, and HCN Segments due to an increase in registrations at APUS and enrollments at RU and HCN and an increase in classroom and course materials costs in our HCN Segment, partially offset by decreases information technology costs in our RU Segment. Instructional costs and services expenses as a percentage of revenue decreased to 45.5% for the three months ended March 31, 2025, from 46.9% for the three months ended March 31, 2024.
Selling and promotional expenses. Our selling and promotional expenses for the three months ended March 31, 2025, were $35.2 million, an increase of $2.7 million, or 8.5%, compared to $32.5 million for the three months ended March 31, 2024. The increase in selling and promotional expenses was primarily due to increases in employee compensation costs and advertising costs in all our segments, professional fees in our APUS Segment, and marketing support costs in our RU Segment. Selling and promotional expenses as a percentage of revenue increased to 21.4% for the three months ended March 31, 2025, from 21.0% for the three months ended March 31, 2024.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2025, were $36.4 million, an increase of $0.1 million, or 0.4%, compared to $36.3 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, general and administrative expenses included $1.0 million in professional fees relating to the Combination in Corporate and Other. Consolidated bad debt expense for the three months ended March 31, 2025, was $5.0 million, or 3.0% of revenue, compared to $4.2 million, or 2.7% of revenue in the prior year period. General and administrative expenses as a percentage of revenue decreased to 22.1% for the three months ended March 31, 2025, from 23.5% for the three months ended March 31, 2024. As we continue to evaluate enhancements to our business capabilities, we expect to incur additional costs and that our general and administrative expenses will vary from time to time.

Depreciation and amortization expenses. Depreciation and amortization expenses were $4.0 million for three months ended March 31, 2025, compared to $5.1 million in the prior year period, a decrease of $1.1 million, primarily related to the full amortization of all definite lived intangible assets in our RU Segment in 2024. Depreciation and amortization expenses as a percentage of revenue was 2.4% and 3.3% for the three months ended March 31, 2025, and 2024, respectively.

Loss on assets held for sale. For the three months ended March 31, 2025, the $1.5 million non-cash loss on assets held for sale is for real property in Charles Town, West Virginia in our APUS Segment. There were no losses on assets held for sale in the comparable prior year period.

Loss on disposals of long-lived assets. The loss on disposal of long-lived assets was $230,000 for the three months ended March 31, 2025, compared to $28,000 for the three months ended March 31, 2024.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $2.3 million and $1.9 million for the three months ended March 31, 2025, and 2024, respectively. Stock-based compensation costs included accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest expense, net. Interest expense, net of interest and other income, was $0.9 million and $0.1 million for the three months ended March 31, 2025, and 2024, respectively. The increase in net interest expense in the three months ended March 31, 2025, as compared to the prior year period, was primarily due to an increase in interest expense due to the expiration of the interest rate cap in December 2024, and a decrease in interest income earned.

Income tax expense. We recognized income tax expense of $2.5 million and $1.2 million for the three months ended March 31, 2025, and 2024, respectively, or an effective tax rate of 21.7% and 70.2% in 2025, and 2024, respectively. The effective tax rate in 2025 was positively impacted by excess tax benefits related to stock compensation. The high effective tax rate in 2024 was due to the $3.3 million equity investment loss not deductible for tax purposes, and non-deductible stock compensation expense in relation to taxable income in the three months ended March 31, 2024.

Equity investment loss. There was no equity investment loss for the three months ended March 31, 2025. The $3.3 million non-cash investment loss in the prior year period is related to a cost method investment and was due to the investee entering into a new convertible debt agreement which resulted in the conversion of the Company’s preferred stock holdings in the investee into common shares, and the dilution of the Company’s ownership percentage.

Net income. Our net income was $8.9 million and $0.5 million for the three months ended March 31, 2025, and 2024, respectively, an increase of $8.4 million. This increase was related to the factors discussed above.

Preferred stock dividends. Preferred stock dividends were $1.4 million and $1.5 million for the three months ended March 31, 2025, and 2024, respectively.

Net income (loss) available to common stockholders. The net income available to common stockholders was $7.5 million for the three months ended March 31, 2025, compared to a net loss of $1.0 million for the three months ended March 31, 2024, an improvement of $8.5 million. This improvement was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

    The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Revenue:
APUS Segment	$83,946	$80,656
RU Segment	59,251	53,135
HCN Segment	17,676	16,447
Corporate and Other	3,678	4,194
Total revenue	$164,551	$154,432
Income (loss) from operations before interest and income taxes:
APUS Segment	$24,126	$23,087
RU Segment	(72)	(8,966)
HCN Segment	(746)	(304)
Corporate and Other	(11,062)	(8,635)
Total income from operations before interest and income taxes	$12,246	$5,182

APUS Segment

For the three months ended March 31, 2025, the $3.3 million, or 4.1%, increase to approximately $83.9 million in revenue in our APUS Segment was primarily attributable to higher net course registrations and tuition and fee increases in the second quarter of 2024, as compared to the prior year period. Net course registrations increased 3.5% to approximately 102,500 from approximately 99,000 in the prior year period. Income from operations before interest and income taxes increased to $24.1 million, or by 4.5%, during the three months ended March 31, 2025, from $23.1 million in the prior year period, an increase of $1.0 million, and was primarily due to an increase in revenue and a decrease in professional fees, partially offset by the loss on assets held for sale and an increase in employee compensation costs, as compared to the prior year period.

RU Segment

For the three months ended March 31, 2025, the $6.1 million, or 11.5%, increase to approximately $59.3 million in revenue in the RU Segment was primarily due to an increase in enrollment of 7.4% and tuition increases effective in the third and fourth quarters 2024 for select programs. The loss from operations before interest and income taxes was $0.1 million and $9.0 million for the three months ended March 31, 2025, and 2024, respectively, an improvement of $8.9 million in the current year period primarily due to the increase in revenue as well as decreases in loss on leases, depreciation and amortization expenses, and information technology costs, partially offset by an increase in employee compensation costs, as compared to the prior year period.

HCN Segment

For the three months ended March 31, 2025, the $1.2 million, or 7.5%, increase to approximately $17.7 million in revenue in our HCN Segment was primarily due to a 9.6% increase in total student enrollment, as compared to the prior year period. The loss from operations before interest and income taxes was $0.7 million and $0.3 million during the three months ended March 31, 2025, and 2024, respectively, a decrease of $0.4 million, as compared to the prior year period.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were $187.5 million and $158.9 million at March 31, 2025, and December 31, 2024, respectively, representing an increase of $28.6 million, or 18.0%. The increase in cash was primarily due to the collection of TA accounts receivable at APUS, and a reduction in operating losses at RU. We have historically financed operating activities and capital expenditures with cash provided by operating activities. We expect to continue to fund our costs and expenses through cash generated from operations for the next twelve months and beyond. For more on our material cash requirements from known contractual and other obligations, please refer to the section entitled “Contractual Obligations” in Item 7 of Part II of our Annual Report.

We derive a significant portion of our revenue from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course or term. Another significant source of revenue is derived from TA from DoD and programs from VA. Generally, these funds are received within 60 days of the start of the courses to which they relate. However, in September 2023, APUS changed its approach to invoicing for TA, taking longer to bill TA, which had the effect of delaying payments from 2023 to 2024. Due to this change in the approach to invoicing TA in the fourth quarter of 2023, APUS collected approximately $22.1 million from TA related to periods prior to 2024. In January 2024, APUS separately revised its billing policy for students utilizing TA from two weeks to five weeks after course start date to nine weeks after the course start date. In December 2024, APUS again changed its approach to invoicing for TA, taking longer to bill TA, which had the effect of delaying payments from 2024 to 2025. As a result, during the three months ended March 31, 2025, due to this change in the approach to invoicing TA in the fourth quarter of 2024, APUS collected approximately $25.9 million from TA related to periods prior to 2025.

While the change in billing approach positively impacted the “90%” side of the ratio in 2024, it reduced operating cash flow in 2024, may result in increased bad debt expense in 2025, and may cause the “90%” side of the ratio to increase in 2025 or future years, which could have an adverse impact on our cash flow and results of operations, as well as APUS’s ability to comply with the 90/10 Rule in 2025 or future years. The change in billing practice added to our accounts receivable as of December 31, 2024, and resulted in an increase to our leverage ratios as of December 31, 2024, under our Credit Agreement and the purchase agreement for the shares of Series A Senior Preferred Stock as further discussed in “Note 8. Long-Term Debt” and “Note 12. Preferred Stock” included in the Consolidated Financial Statements in this Quarterly Report.

ED evaluates institutions on an annual basis for compliance with specified financial responsibility standards, including a composite score calculation based on a complex formula using line items from the institution’s audited financial statements. Generally, an institution’s composite score must be at least 1.5 for the institution to be deemed financially responsible. A composite score between 1.0 and 1.4 is considered by ED to be in the “zone.” An institution in the “zone” may still participate in Title IV programs as a financially responsible institution through the “zone alternative” as set forth in ED regulations. On April 9, 2025, ED notified us that according to its calculations, we had a fiscal year end 2023 consolidated composite score of 1.3 and our institutions were therefore in the “zone.” On April 13, 2025, we timely informed ED that we selected the “zone alternative” as the alternative basis on which we establish financial responsibility. As a result, APUS, RU and HCN currently operate under the zone alternative to establish financial responsibility. Under the zone alternative, we are required to: (i) make Title IV disbursements to eligible students and parents under the heightened cash monitoring payment method, or HCM1, pursuant to which we would be required to first make disbursements to eligible students and parents and pay any credit balances before we request or receive funds from ED for the amount of those disbursements; (ii) notify ED of certain events, such as an adverse action taken by any of our institutions’ accreditors or state authorizing agencies; (iii) provide regular reports to ED relating to our institutions’ current operations and future plans; and (iv) require our auditors to express an opinion on our compliance with the requirements under the zone alternative. Our placement on HCM1 status did not have a significant impact on our 2024 financial results. Additionally, RU is required to provide a letter of credit for the benefit of ED on behalf of RU in connection with RU’s 2020 composite score being below the minimum required. Restricted cash includes a $24.3 million restricted certificate of deposit to secure a letter of credit.

Our Credit Agreement and the purchase agreement for the shares of Series A Senior Preferred Stock, or the Purchase Agreement, contain financial covenants that require us to maintain a Total Net Leverage Ratio (as defined in each respective agreement) of no greater than 2.00 to 1.00 and 0.75 to 1.00, respectively, subject to certain exceptions. Our Total Net Leverage Ratio, under the Credit Agreement, at March 31, 2025, was negative 0.19 due to the growth in both cash and earnings. The net leverage ratio at December 31, 2024 was 0.20. While we do not anticipate that a higher leverage ratio will have material limitations on our expected operations for 2025, it could result in reduced operational flexibility in 2026 and future years.

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

On January 28, 2025, we announced the Combination, which we anticipate completing in the third quarter of 2025 subject to obtaining required approvals and ED taking related actions. For the period ended March 31, 2025, we incurred approximately $1.0 million in professional fees related to the Combination, and we expect to incur between approximately an additional $2.0 million and $4.0 million in professional fees for the remainder of 2025 to complete the Combination.

Operating Activities

Net cash provided by operating activities was $37.0 million and $20.7 million for the three months ended March 31, 2025, and 2024, respectively. The increase in cash from operating activities was primarily due to the collection of TA accounts receivable at APUS related to the 2024 change in TA billing approach, and other changes in working capital due to the timing of receipts and payments. Accounts receivable at March 31, 2025, decreased approximately $20.6 million compared to December 31, 2024, primarily related TA collections in our APUS Segment. Accounts payable, accrued liabilities, and accrued compensation and benefits at March 31, 2025, were approximately $2.6 million higher than December 31, 2024.

Investing Activities

Net cash used in investing activities was $3.4 million and $6.2 million for the three months ended March 31, 2025, and 2024, respectively. For the three months ended March 31, 2025, capital expenditures were $3.9 million compared to capital expenditures of $6.2 million for the three months ended March 31, 2024. Prior year period capital expenditures were higher than the current year period primarily due to campus consolidations at RU and relocations at HCN that occurred in the prior year period.

Financing Activities

Net cash used in financing activities was $5.0 million and $5.7 million for the three months ended March 31, 2025, and 2024, respectively. The decrease in cash used in financial activities is primarily due to a decrease in cash used to repurchase our common stock. For the three months ended March 31, 2024, we repurchased 251,146 shares of common stock for an aggregate purchase price of $2.8 million. Financing activities for the three months ended March 31, 2025, and 2024, included $1.4 million and $1.5 million, respectively, related to the payment of dividends on our preferred stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of March 31, 2025. We maintain our cash and cash equivalents in bank deposit accounts, money market funds, and short-term U.S. Treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio, the low yield on the portfolio, and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. Treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates.

In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. For every 100 basis points increase in Term SOFR, we would incur an incremental $1.0 million in interest expense per year, excluding any impact offset from the interest rate cap agreement. To reduce our exposure to market risks from increases in interest rates on our variable rate indebtedness we have entered into hedging arrangements in the form of interest rate cap agreements. As further discussed in “Note 8. Long-Term Debt” included in the Notes to the Consolidated Financial Statements in this Quarterly Report, prior to December 31, 2024, an interest rate cap agreement provided us with interest rate protection in the event the one-month Term SOFR rate increases above 1.78%. In January 2025, upon the expiration of the prior agreement, we entered into a new interest rate cap agreement with a notional value of $50.0 million, which provides us with interest rate protection in the event that the Term SOFR rate exceeds 5.00%. This interest rate cap agreement will expire in June 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2025. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Changes in Presidential administrations and control of Congress as a result of the outcome of elections or other events has in the past resulted and could in the future result in changes in or new legislation, appropriations, regulations, standards, policies and enforcement actions that could materially affect our business, including material consequences for our institutions’ accreditation, authorization to operate in various states, permissible activities, receipt of funds under student financial assistance programs, and cost of doing business. The Trump administration and current Congress may act to change or eliminate education-related legislation and ED regulations, to enact new legislation to alter existing regulations, and to change existing ED policies and practices with respect to matters related to postsecondary education institutions.

President Trump and members of his administration have also stated that the administration intends to dismantle ED, limiting its functions to only those that are statutorily required or transferring oversight of certain functions to other agencies. On March 11, 2025, ED announced a reduction in force, or RIF, effective March 21, 2025, resulting in office, staff, and program cuts; however, ED claimed the reduction in force will not directly impact students and families but will empower states and localities. Subsequently, on March 20, 2025, President Trump signed an Executive Order titled “Improving Education Outcomes by Empowering Parents, States, and Communities”, or the Executive Order, which, among other things, instructed the Secretary of Education to facilitate the closure of ED and maintain certain services, programs, and benefits, including student loans and Pell grants. We cannot predict the extent to which the RIF or the Executive Order will impact our results of operations and business, including as it relates to the planned combination of American Public University System, or APUS, Rasmussen University, or RU, and Hondros College of Nursing, or HCN, into one consolidated institution that will encompass all APUS, RU, and HCN programs, campuses, and operations.

We cannot predict what additional actions the Trump administration will take with respect to the operations of ED or the response of the staff of ED to any such actions, nor can we predict the extent to which the Trump administration and Congress, or any future administration or Congress, will act to change or eliminate or to implement new laws, regulations, standards, policies, and practices, nor can we predict the form that new laws, regulations, standards, policies, or practices may take or the extent to which those regulations, practices or policies may impact us or our institutions or federal funds disbursed to schools through Title IV programs or TA, nor can we predict whether any challenges to actions taken by the Trump administration will be successful. For example, even without changes being made to Title IV programs, more general changes or uncertainty at ED could cause disruptions or delays in the processing of Title IV or other necessary interactions with ED. Significant changes to ED or to federal regulation of higher education could have a material adverse impact on our enrollment, revenue, results of operations, and financial condition.

RU’s Florida ADN programs may be adversely impacted by recently enacted legislation, which could have a significant adverse impact on RU’s business, operations, financial results, and reputation.

In May 2025, the Florida legislature passed legislation, which absent a veto by Florida’s governance will take effect July 1, 2025, that, among other things:

•allows FBN to consider adverse actions taken against RU nursing programs in other states when determining whether to approve a program, to deny approval if an RU program in another state is terminated (or a similar action is taken), and to take other actions in instances of adverse actions other than termination upon an investigation into any such action;
•reduces from two years to one year the amount of time an approved nursing program can fail to meet the state standard for NCLEX pass rates before being placed on probation;
•reduces from three years to two years the length of time a nursing program can spend on probation;
•requires FBN to terminate a nursing program upon the program’s failure to meet NCLEX pass rate requirements following two years of probation and upon failure to submit to FBN a legally compliant annual report;
•subjects nursing program directors to disciplinary action and penalties for failing to submit to FBN a legally compliant annual report or for failing to submit a remediation plan, or timely present such plan to FBN, following one year of NCLEX pass rates not meeting the state standard;
•requires FBN to deny approval of an application for a new prelicensure nursing program if an institution has an existing program that is on probation;
•requires standardization of certain admissions criteria;
•requires establishment of an exit examination and criteria for remediation for those who do not pass the exit examination, which must be provided to and approved by FBN;
•requires nursing programs placed on probation to provide free remediation to students who do not pass the exit examination or NCLEX and reimburse the total cost of tuition and fees for all first-time NCLEX takers who do not pass after completing a program with a passage rate of below 30% for the calendar year;
•authorizes FBN to deny an application for approval of a nursing program if FBN determines that the applicant is owned by an entity that owns, controls, or holds 25% or more financial or ownership interest in a program on probation at the time of its closure; and
•authorizes FDH staff to conduct on-site inspections or evaluations of nursing programs to assess compliance with statutory requirements or for prosecution, as necessary.

The legislation is expected to lead to increased challenges in hiring and retaining qualified nursing program directors and increased expenses related to compliance with new requirements, such as those related to standardized admissions criteria, exit examinations, remedial programs for students, and tuition and fees reimbursement to students who fail the NCLEX if RU’s pass rate is less than 30%. In addition, the legislation shortens the period before a program will be placed on probation due to low NCLEX scores and shortens the length of time a program can spend on probation, and it allows FBN to impose disciplinary remedies on an approved program against which an adverse action has been taken by another regulatory jurisdiction in the United States without defining what constitutes an adverse action or when a program in another jurisdiction would be considered equivalent to an approved program in Florida. The Florida ADN programs and several RU nursing programs in other states have previously been, and may in the future be, subject to disciplinary actions by state regulatory bodies for failure to meet applicable NCLEX pass rates or other requirements, including disciplinary actions that could be deemed adverse actions by FBN for purposes of the legislation’s requirements. The full impact of the legislation is unclear at this time, including because the legislation will be subject to rule-making that could clarify or expand the potential impact. Failure to comply with the new legislation and any adverse action taken as a result could adversely impact our business, operations, financial results, and reputation, including RU’s ability to expand or operate in Florida.

In previous years, RU’s Florida ADN programs at its Fort Myers, Tampa, and Ocala, Florida, campuses, along with the Ocala campus satellite program at North Orlando, Florida, have been episodically placed on and then removed from probation. In February 2023, FBN placed RU’s Fort Myers, Florida ADN program on probation based on failure to satisfy the state’s NCLEX pass rate standard for two consecutive years. In March 2024, FBN placed RU’s ADN programs at its Tampa, and Ocala, Florida, campuses, along with the Ocala campus satellite program at North Orlando, Florida, on probationary status based on failure to satisfy the state’s NCLEX pass rate standard for two consecutive years. In January 2025, RU’s ADN programs at its Fort Myers, Tampa, and Ocala, Florida campuses received notification from FBN that the programs met NCLEX pass rate requirements, and they were removed from probationary status at FBN’s February 2025 Board meeting. In addition, in May 2024, the Florida Commission for Independent Education, or FCIE, reviewed RU for a substantive change due to financial stability concerns and concerns related to FBN’s probation action related to the Fort Myers, Tampa and Ocala, Florida ADN programs. FCIE subsequently placed RU on a provisional license. In May 2025, in light of the ADN programs’ removal from probation and RU’s positive working capital, FCIE moved RU from a provisional license back to a full License by Means of Accreditation.

In addition, as previously disclosed, the planned combination of APUS, RU, and HCN into one consolidated institution will result in part in a division tentatively named Rasmussen that will be comprised of RU’s campus-based and online nursing programs, RU’s healthcare programs, HCN’s campus-based nursing and healthcare programs, and RU’s non-healthcare programs. Under the new legislation, following completion of the Combination, FBN and FDH could take action based on adverse actions that a different state agency takes with respect to HCN or Rasmussen nursing programs offered outside Florida.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2025	—	—	—	—	5,979,687
January 1, 2025 - January 31, 2025	—	—	—	362,072	5,979,687
February 1, 2025 - February 28, 2025	—	—	—	555,630	5,979,687
March 1, 2025 - March 31, 2025	—	—	—	556,518	5,979,687
Total	—	—	—	556,518	$5,979,687

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

(3)During the three months ended March 31, 2025, we were deemed to have repurchased 171,100 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board as described in footnotes 1 and 2 of this table.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	May 12, 2025
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	May 12, 2025
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)