Form 10-Q
period 2025-06-30
AMERICAN PUBLIC EDUCATION INC
filed 2025-08-06
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The total number of shares of common stock outstanding as of August 1, 2025 was 18,067,134.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of June 30, 2025	As of December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$176,579	$158,941
Accounts receivable, net of allowance of $19,788 in 2025 and $19,280 in 2024	37,575	62,465
Prepaid expenses	18,308	13,748
Income tax receivable	2,496	949
Assets held for sale	—	24,469
Total current assets	234,958	260,572
Property and equipment, net	72,613	73,383
Operating lease assets, net	89,477	94,776
Deferred income taxes	45,957	47,311
Intangible assets, net	28,221	28,221
Goodwill	59,593	59,593
Other assets, net	6,550	6,247
Total assets	$537,369	$570,103
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,067	$7,847
Accrued compensation and benefits	20,317	20,546
Accrued liabilities	14,109	13,735
Deferred revenue and student deposits	24,967	23,474
Lease liabilities, current	13,447	13,553
Total current liabilities	82,907	79,155
Lease liabilities, long-term	88,160	93,645
Long-term debt, net	94,062	93,424
Total liabilities	265,129	266,224
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; 400 shares issued and outstanding in 2024, ($117,439 liquidation preference per share, $46,976 in aggregate, for 2024) (Note 12)	—	39,691
Common stock, $.01 par value; 100,000,000 shares authorized; 18,061,599 issued and outstanding in 2025; 17,712,575 issued and outstanding in 2024	180	177
Additional paid-in capital	306,756	305,823
Accumulated other comprehensive loss	(28)	(7)
Accumulated deficit	(34,668)	(41,805)
Total stockholders’ equity	272,240	303,879
Total liabilities and stockholders’ equity	$537,369	$570,103

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenue	$162,766	$152,895	$327,317	$307,327
Costs and expenses:
Instructional costs and services	78,423	76,216	153,367	148,641
Selling and promotional	35,048	33,838	70,253	66,294
General and administrative	38,147	34,426	74,554	70,703
Depreciation and amortization	4,088	5,232	8,080	10,360
Loss on assets held for sale (Note 4)	—	—	1,527	—
Loss on leases (Note 5)	—	779	—	3,715
Loss on disposals of long-lived assets	35	184	265	212
Total costs and expenses	155,741	150,675	308,046	299,925
Income from operations before interest and income taxes	7,025	2,220	19,271	7,402
Interest expense, net	(1,108)	(785)	(1,995)	(911)
Income before income taxes	5,917	1,435	17,276	6,491
Income tax expense (benefit)	1,421	(16)	3,887	1,197
Equity investment loss	—	(1,080)	—	(4,407)
Net income	$4,496	$371	$13,389	$887
Preferred stock dividends	1,319	1,531	2,751	3,066
Loss on redemption of preferred stock	3,501	—	3,501	—
Net (loss) income available to common stockholders	$(324)	$(1,160)	$7,137	$(2,179)

(Loss) income per common share:
Basic	$(0.02)	$(0.07)	$0.40	$(0.12)
Diluted	$(0.02)	$(0.06)	$0.39	$(0.12)
Weighted average number of common shares:
Basic	18,034	17,627	17,937	17,568
Diluted	18,597	18,134	18,496	17,986

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net income	$4,496	$371	$13,389	$887
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on hedging derivatives	17	141	(46)	537
Tax effect	3	(35)	20	(133)
Unrealized gain (loss) on hedging derivatives, net of taxes	20	106	(26)	404

Reclassification of loss (gain) to net income	—	(784)	7	(1,571)
Tax effect	—	195	(2)	390
Reclassifications of loss (gain) to net income, net of taxes	—	(589)	5	(1,181)
Total other comprehensive gain (loss)	20	(483)	(21)	(777)

Comprehensive income (loss)	$4,516	$(112)	$13,368	$110

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	400	$39,691	17,712,575	$177	$305,823	$(7)	$(41,805)	$303,879
Preferred stock dividends	—	—	—	—	—	—	(1,432)	(1,432)
Exercise of stock options	—	—	14,431	—	143	—	—	143
Issuance of common stock under employee benefit plans	—	—	480,515	5	(5)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(171,100)	(2)	(3,691)	—	—	(3,693)
Stock-based compensation	—	—	—	—	2,263	—	—	2,263
Other comprehensive loss	—	—	—	—	—	(41)	—	(41)
Net income	—	—	—	—	—	—	8,893	8,893
Balance as of March 31, 2025	400	$39,691	18,036,421	$180	$304,533	$(48)	$(34,344)	$310,012
Preferred stock dividends	—	—	—	—	—	—	(1,319)	(1,319)
Redemption of preferred stock	(400)	(39,691)	—	—	—	—	—	(39,691)
Loss on redemption of preferred stock	—	—	—	—	—	—	(3,501)	(3,501)
Exercise of stock options	—	—	8,307	—	15	—	—	15
Issuance of common stock under employee benefit plans	—	—	18,157	—	—	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(1,286)	—	(30)	—	—	(30)
Stock-based compensation	—	—	—	—	2,238	—	—	2,238
Other comprehensive loss	—	—	—	—	—	20	—	20
Net income	—	—	—	—	—	—	4,496	4,496
Balance as of June 30, 2025	—	—	18,061,599	$180	$306,756	$(28)	$(34,668)	$272,240

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	400	$39,691	17,604,371	$176	$299,561	$1,644	$(49,096)	$291,976
Preferred stock dividends	—	—	—	—	—	—	(1,535)	(1,535)
Issuance of common stock under employee benefit plans	—	—	331,781	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(113,911)	(1)	(1,339)	—	—	(1,340)
Stock-based compensation	—	—	—	—	1,918	—	—	1,918
Repurchased and retired shares of common stock	—	—	(251,146)	(2)	—	—	(2,766)	(2,768)
Other comprehensive loss	—	—	—	—	—	(294)	—	(294)
Net income	—	—	—	—	—	—	516	516
Balance as of March 31, 2024	400	$39,691	17,571,095	$176	$300,137	$1,350	$(52,881)	$288,473
Preferred stock dividends	—	—	—	—	—	—	(1,531)	(1,531)
Exercise of stock options	—	—	5,796	—	67	—	—	67
Issuance of common stock under employee benefit plans	—	—	94,961	1	—	—	—	1
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(1,826)	—	(26)	—	—	(26)
Stock-based compensation	—	—	—	—	1,823	—	—	1,823
Other comprehensive loss	—	—	—	—	—	(483)	—	(483)
Net income	—	—	—	—	—	—	371	371
Balance as of June 30, 2024	400	$39,691	17,670,026	$177	$302,001	$867	$(54,041)	$288,695

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2025	2024
	(Unaudited)
Operating activities
Net income	$13,389	$887
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,080	10,360
Amortization of debt issuance costs	688	758
Stock-based compensation	4,501	3,741
Equity investment loss	—	4,407
Deferred income taxes	1,354	249
Loss on assets held for sale	1,527	—
Loss on disposals of long-lived assets	265	212
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	24,890	12,143
Prepaid expenses	(4,560)	(2,802)
Income tax receivable/payable	(1,547)	(3,605)
Operating leases, net	(185)	3,045
Other assets	(374)	(541)
Accounts payable	2,220	(1,664)
Accrued compensation and benefits	(229)	686
Accrued liabilities	295	3,529
Deferred revenue and student deposits	1,493	1,793
Net cash provided by operating activities	51,807	33,198
Investing activities
Capital expenditures	(7,600)	(11,416)
Proceeds from the sale of real property	22,950	—
Net cash provided by (used in) investing activities	15,350	(11,416)
Financing activities
Cash paid for repurchase of common stock	(3,723)	(4,133)
Cash received from exercise of stock options	158	67
Preferred stock dividends paid	(2,751)	(3,066)
Cash paid for redemption of preferred stock	(43,096)	—
Cash paid for principal on borrowings and finance leases	(107)	(2,801)
Net cash used in financing activities	(49,519)	(9,933)
Net increase in cash, cash equivalents, and restricted cash	17,638	11,849
Cash, cash equivalents, and restricted cash at beginning of period	158,941	144,342
Cash, cash equivalents, and restricted cash at end of period	$176,579	$156,191

Supplemental disclosure of cash flow information
Interest paid	$4,820	$5,433
Income taxes paid	$4,063	$4,297

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

•American Public Training LLC, which is referred to herein as Graduate School USA, or GSUSA, provides career learning and leadership training in-person and online to the federal workforce. GSUSA is accredited by the Accrediting Council for Continuing Education and Training, or ACCET. In July 2025, APEI entered into a definitive agreement to sell all of its membership interest in GSUSA, and the sale was completed on July 25, 2025. Please refer to “Note 13. Subsequent Events” for more information.

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

Restricted Cash

Restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. As of December 31, 2024, restricted cash included a $25.4 million restricted certificate of deposit to secure a letter of credit for the benefit of ED on behalf of RU in connection with RU’s 2020 composite score, which is used by ED for determining compliance with financial responsibility standards, being below the minimum required. In May 2025, the letter of credit was released by ED, and the cash was thereafter no longer restricted. Restricted cash on the accompanying Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, excluding the restricted certificate of deposit at December 31, 2024, was $1.6 million and $1.5 million, respectively. Total restricted cash as of June 30, 2025, and December 31, 2024, was $1.6 million and $27.0 million, respectively.

Cash and cash equivalents and restricted cash as of June 30, 2025, and December 31, 2024, were as follows (in thousands):

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)
Cash, cash equivalents, and restricted cash	$176,579	$158,941
Less: restricted cash	(1,633)	(27,015)
Total unrestricted cash	$174,946	$131,926

Assets Held for Sale
Assets held for sale at December 31, 2024 represent excess real property located in Charles Town, West Virginia for the Company’s APUS Segment. Long-lived assets are classified as held for sale when the assets are expected to be sold within the next 12 months and meet the other relevant held for sale criteria. As such, properties are recorded at the lower of the carrying value or fair value, less costs to sell, until such time the assets are sold. The Company completed the sale of its remaining assets held for sale in June 2025.

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

For additional details regarding goodwill and intangible assets, please refer to “Note 6. Goodwill and Intangible Assets” to the Consolidated Financial Statements.

Investments

Prior to December 31, 2024, the Company accounted for its investments in less than majority owned companies in accordance with FASB ASC 323, Investments – Equity Method and Joint Ventures and FASB ASC 321, Investments – Equity Securities. The Company applied ASC 323 to investments when it had the ability to exercise significant influence but did not control the operating and financial policies of the company, which was generally represented by equity ownership of at least 20 percent but not more than 50 percent. Investments accounted for under the equity method were initially recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses after the date of acquisition. The pro rata share of the operating results of the investee was reported in the accompanying Consolidated Statements of Income as equity investment income or loss. Investments that did not meet the equity method requirements were accounted for using the cost method under ASC 321 with changes in the fair value of the investment reported in the accompanying Consolidated Statements of Income as equity investment income or loss.

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

During the second quarter of 2024, the Company sold its remaining equity method investment back to the investee, as it was no longer considered a strategic investment. As a result, the Company recorded an investment loss of $1.1 million during the second quarter of 2024 on a 2013 equity method investment. The investment loss recorded reduced the book value of the equity method investment to zero. As a result, the Company no longer has any investments accounted for under ASC 323 and ASC 321 as of June 30, 2025, and December 31, 2024.

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

Stock-based compensation expense for the three and six months ended June 30, 2025, and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Instructional costs and services	$173	$197	$411	$420
Selling and promotional	189	130	393	269
General and administrative	1,876	1,496	3,697	3,052
Total stock-based compensation expense	$2,238	$1,823	$4,501	$3,741

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2025, and 2024, the Management Development and Compensation Committee of the Board approved annual incentive arrangements for senior management employees. The aggregate amount of awards payable, if any, is dependent upon the achievement of certain Company financial and operational goals and the satisfaction of individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. During the three and six months ended June 30, 2025, the Company recognized an aggregate incentive-based compensation expense of $2.9 million and $4.7 million, respectively, compared to an aggregate expense of $1.9 million and $3.8 million for the three and six months ended June 30, 2024, respectively.

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

Note 3. Revenue

Disaggregation of Revenue

    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue within the reportable segments (in thousands):

	Three Months Ended June 30, 2025
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$80,518	$50,199	$15,671	$3,380	$149,768
Graduation fees	910	—	—	—	910
Textbook and other course materials	—	8,714	2,153	—	10,867
Other fees	303	608	310	—	1,221
Total Revenue	$81,731	$59,521	$18,134	$3,380	$162,766

	Three Months Ended June 30, 2024
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$76,419	$44,735	$13,689	$6,404	$141,247
Graduation fees	459	—	—	—	459
Textbook and other course materials	—	7,782	2,399	—	10,181
Other fees	170	517	321	—	1,008
Total Revenue	$77,048	$53,034	$16,409	$6,404	$152,895

	Six Months Ended June 30, 2025
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$163,069	$100,162	$29,823	$7,058	$300,112
Graduation fees	1,997	—	—	—	1,997
Textbook and other course materials	—	17,315	5,374	—	22,689
Other fees	611	1,295	613	—	2,519
Total Revenue	$165,677	$118,772	$35,810	$7,058	$327,317

	Six Months Ended June 30, 2024
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$156,224	$89,412	$27,289	$10,598	$283,523
Graduation fees	1,119	—	—	—	1,119
Textbook and other course materials	—	15,693	4,952	—	20,645
Other fees	361	1,064	615	—	2,040
Total Revenue	$157,704	$106,169	$32,856	$10,598	$307,327

Corporate and Other includes tuition and contract training revenue earned by GSUSA and the elimination of intersegment revenue for courses taken by employees of one segment at other segments.

Contract Balances and Performance Obligations

The Company had no contract assets or deferred contract costs as of June 30, 2025, and December 31, 2024.
The Company recognizes a contract liability, or deferred revenue, when a student begins a course, in the case of APUS and GSUSA, or starts a term, in the case of RU and HCN. Deferred revenue at June 30, 2025, was $25.0 million and included $15.6 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $9.4 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. Deferred revenue at December 31, 2024, was $23.5 million and included $14.1 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $9.4 million in student deposits.

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

Note 4. Assets held for sale

Assets held for sale at December 31, 2024, represented excess real properties located in Charles Town, West Virginia, for the Company’s APUS Segment.

In the first quarter of 2025, APUS entered into an agreement to sell a building classified in assets held for sale as of December 31, 2024, for $7.0 million, and recorded a loss of $1.5 million, based on the contract amount less estimated costs to sell of $0.4 million. The loss is included in Loss on assets held for sale in the accompanying Consolidated Statements of Income for the six months ended June 30, 2025. APUS completed the sale in June 2025 for net sales proceeds of $6.6 million.

In the fourth quarter of 2024, APUS entered into an agreement to sell a building previously in use for $16.6 million. As a result, the building was reclassified to held for sale as of December 31, 2024 at the contract amount less estimated costs to sell of $0.7 million, or $15.9 million. APUS completed the sale in June 2025 for net sales proceeds of $15.9 million.

In the fourth quarter of 2024, APUS entered into an agreement to sell an undeveloped parcel of land for $0.5 million which approximated its carrying value. As a result, the land was classified in assets held for sale as of December 31, 2024. APUS completed the sale in February 2025 for net sales proceeds of $0.5 million.

Total cash received from the sale of assets held for sale was $23.0 million for the six months ended June 30, 2025.

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

Operating Leases

The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company leases corporate office space in Florida, under an operating lease that expires in January 2029. The RU Segment leases administrative office space in Minneapolis, Minnesota, and leases 20 campuses located in six states under operating leases that expire through March 2034. The HCN Segment leases administrative office space in suburban Columbus, Ohio, and leases eight campuses located in three states under operating leases that expire through December 2034. GSUSA leases classroom and administrative office space in Washington, D.C. and Honolulu, Hawaii, under operating leases that expire through September 2036.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and six months ended June 30, 2025 was $4.5 million and $9.4 million, respectively, compared to $4.3 million and $9.5 million for the three and six months ended June 30, 2024, respectively. These costs are primarily related to long-term operating leases but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the three and six months ended June 30, 2025, was $4.8 million and $9.4 million, respectively, compared to $3.7 million and $8.2 million for the three and six months ended June 30, 2024, respectively, and is included in operating cash flows.

Loss on leases

During the three months ended March 31, 2024, the Company elected to terminate its RU Segment lease for a planned Dallas, Texas campus. The Company paid a lease termination fee of $2.2 million and recorded a loss of $2.1 million as a result of this lease termination. Additionally, in the first quarter of 2024, the Company’s RU Segment began consolidating two Minnesota campuses, and, as a result, during the three months ended June 30, 2024, the Company paid a lease termination fee of $1.2 million related to the consolidation. As a result of the consolidation and lease termination, during the three and six months ended June 30, 2024, the Company recorded a loss on leases of $0.4 million and $1.2 million, respectively.

In May 2024, RU notified the Wisconsin Educational Approval Program that it intends to voluntarily close two Wisconsin campuses, effective December 31, 2025, and 2026, respectively. As a result, the Company recorded a lease impairment of $0.4 million during the three months ended June 30, 2024.

During the three and six months ended June 30, 2024, the total loss on leases was $0.8 million and $3.7 million, respectively, and is included in Loss on leases in the Consolidated Statements of Income. There was no loss on leases during the three and six months ended June 30, 2025.

Finance Leases

The Company leases copiers and printers pursuant to leases that are classified as finance leases and that expire in 2027. The Company pledged the assets financed to secure the outstanding leases. As of June 30, 2025, the total finance lease liability was $0.3 million, with an average interest rate of 7.00%. The ROU assets are recorded within Property and equipment, net on the accompanying Consolidated Balance Sheets. Lease amortization expense associated with the Company’s finance leases was $0.1 million for both the three and six months ended June 30, 2025, and 2024, and is recorded in Depreciation and amortization expense in the accompanying Consolidated Statements of Income.

The following tables present information about the amount and timing of cash flows arising from the Company’s operating and finance leases as of June 30, 2025 (in thousands):

Maturity of Lease Liabilities (Unaudited)	Operating Leases	Finance Leases
2025 (remaining)	$9,569	$107
2026	18,316	213
2027	17,204	36
2028	15,887	—
2029	13,694	—
2030	13,946	—
2031 and beyond	39,605	—
Total future minimum lease payments	$128,221	$356
Less: imputed interest	(26,948)	(22)
Present value of operating lease liabilities	$101,273	$334
Less: lease liabilities, current	(13,251)	(196)
Lease liabilities, long-term	$88,022	$138

Balance Sheet Classification (Unaudited)
Current:
Operating lease liabilities, current	$13,251
Finance lease liabilities, current	196
Long-term:
Operating lease liabilities, long-term	88,022
Finance lease liabilities, long-term	138
Total lease liabilities	$101,607

Other Information (Unaudited)
Weighted average remaining lease term (in years):
Operating leases	7.66
Finance leases	1.66
Weighted average discount rate:
Operating leases	5.6%
Finance leases	7.0%

Note 6. Goodwill and Intangible Assets

During the three months ended June 30, 2025, in connection with the preparation of this Quarterly Report, the Company performed a qualitative assessment for potential impairment of the RU and HCN Segment goodwill and indefinite-lived intangible assets. As part of the assessment, the Company considered the events and circumstances expressly required by ASC 350, in addition to other entity-specific factors. Factors considered included RU and HCN’s financial and enrollment performance against internal targets, economic factors, and the continued favorable growth outlook for nursing education. After completing the qualitative review of goodwill and indefinite-lived intangible assets for the RU and HCN Segments, the Company concluded it was more likely than not that the fair value of each of the RU and HCN Segments was more than the respective carrying value, and therefore, no quantitative impairment test and no impairment charge was necessary.

The following table summarizes the carrying amount of goodwill by reportable segment (in thousands):

	APUS Segment	RU Segment	HCN Segment	Total Goodwill
	(Unaudited)
Goodwill as of December 31, 2024	$—	$33,030	$26,563	$59,593
Impairment	—	—	—	$—
Goodwill as of June 30, 2025	$—	$33,030	$26,563	$59,593

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if events or circumstances indicate that goodwill might be impaired or the carrying amount of an asset may not be recoverable. The Company’s annual assessment during the fourth quarter of 2024 concluded that the fair value of RU and HCN exceeded their carrying values by approximately $71.9 million, or 62%, and $8.6 million, or 24%, respectively.

The following table represents the balance of the Company’s intangible assets as of June 30, 2025, and December 31, 2024 (in thousands):

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

All recorded identified intangible assets with a definite useful life related to the acquisitions of RU, HCN, and GSUSA, were fully amortized as of December 31, 2024. Finite-lived intangible assets were amortized in a manner that reflected the estimated economic benefit of the intangible assets and were amortized on a straight-line basis. For the three and six months ended June 30, 2024, the Company recorded amortization expense related to definite-lived intangible assets of approximately $1.3 million and $2.5 million, respectively. For additional information on goodwill and intangible assets, see the Consolidated Financial Statements and accompanying notes in the Annual Report.

Note 7. (Loss) Income Per Common Share

(Loss) income per common share is calculated by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net (loss) income available to common stockholders is net (loss) income adjusted for preferred stock dividends declared and loss on redemptions of preferred stock. Diluted (loss) income per common share is calculated by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding, increased by the shares used in the per share calculation by the dilutive effects of restricted stock and option awards. The table below reflects the calculation of (loss) income per common share and the weighted average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted (loss) income per common share (in thousands, expect per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
(Loss) income per common share
Net income	$4,496	$371	$13,389	$887
Preferred stock dividend	1,319	1,531	2,751	3,066
Loss on redemption of preferred stock	3,501	—	3,501	—
Net (loss) income available to common shareholders	$(324)	$(1,160)	$7,137	$(2,179)
Basic weighted average shares outstanding	18,034	17,627	17,937	17,568
(Loss) income per common share	$(0.02)	$(0.07)	$0.40	$(0.12)

Diluted (loss) income per common share
Net (loss) income available to common shareholders	$(324)	$(1,160)	$7,137	$(2,179)
Basic weighted average shares outstanding	18,034	17,627	17,937	17,568
Effect of dilutive restricted stock and options	563	507	559	418
Diluted weighted average shares outstanding	18,597	18,134	18,496	17,986
Diluted (loss) income per common share	$(0.02)	$(0.06)	$0.39	$(0.12)

The table below reflects a summary of securities that could potentially dilute basic (loss) income per common share in future periods that were not included in the computation of diluted loss per share because the effect would have been antidilutive (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Antidilutive securities:
Stock options	30	110	30	132
Restricted shares	23	27	23	73
Total antidilutive securities	53	137	53	205

Note 8. Long-Term Debt

In connection with the acquisition of RU, APEI, as borrower, entered into a Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, as administrative agent and collateral agent, or the Agent, Macquarie Capital USA Inc. and Truist Securities, Inc., as lead arrangers and joint bookrunners, and certain lenders party thereto, or the Lenders. The Credit Agreement provides for (i) a senior secured term loan facility in an aggregate original principal amount of $175.0 million, or the Term Loan, with a scheduled maturity date of September 1, 2027 and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or the Revolving Credit Facility, and, together with the Term Loan, is referred to as the Facilities, with a scheduled maturity date of September 1, 2026, the full capacity of which may be utilized for the issuance of letters of credit. The Revolving Credit Facility also includes a $5.0 million sub-facility for swing line loans. The Term Loan, the proceeds of which were used as part of the cash consideration for the RU acquisition, was fully funded on September 1, 2021, or the RU Closing Date, and is presented net of deferred financing fees on the accompanying Consolidated Balance Sheets. Deferred financing fees are being amortized using the effective interest method over the term of the Term Loan. As of June 30, 2025, and December 31, 2024, the remaining unamortized deferred financing fees were $2.4 million and $3.0 million, respectively. Deferred financing fees of $0.5 million related to the Revolving Credit Facility were recorded as an asset and are being amortized to interest expense over the term of the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of June 30, 2025, and December 31, 2024.

Outstanding borrowings under the Facilities bear interest at a per annum rate equal to Term Secured Overnight Financing Rate, or Term SOFR, plus 5.50% (plus a credit spread adjustment ranging from 0.11448% to 0.42826% depending on the interest period selected by APEI), and subject to a 0.75% floor after giving effect to such adjustment, which shall increase by an additional 2.00% on all past due obligations if APEI fails to pay any amount when due. As of June 30, 2025, the Facilities’ borrowing rate was 9.94%. An unused commitment fee in the amount of 0.50% is payable quarterly in arrears based on the average daily unused amount of the commitments under the Revolving Credit Facility.

Interest expense, including offsets from the interest rate cap agreement in 2024 was $2.4 million and $4.8 million for the three and six months ended June 30, 2025, respectively, compared to $1.9 million and $3.9 million for the three and six months ended June 30, 2024, respectively.

In December 2022, APEI made prepayments totaling $65.0 million on the Term Loan. With this prepayment, APEI is not required to make quarterly principal payments on the Term Loan until payment of the outstanding principal amount at maturity in September 2027, subject to certain exceptions, including with respect to annual excess cash flows, proceeds from the sale of certain assets, casualty and condemnation events, and prohibited debt issuances. APEI had no mandatory prepayment obligation for the year ended December 31, 2024, and no mandatory prepayment obligation related to the sale of assets held for sale in 2025.

The Facilities are and will be guaranteed by APEI’s subsidiaries and certain of APEI’s future subsidiaries that are required to become a party thereto as guarantors, or Guarantors. The obligations of APEI and the Guarantors are secured by a pledge of substantially all of their respective assets, pursuant to the terms of the Collateral Agreement dated as of the RU Closing Date, by and among APEI, the Agent and the Guarantors from time to time party thereto. Effective May 2025, GSUSA was removed as a Guarantor under the Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on APEI’s and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Facilities. In addition, the Credit Agreement contains a financial covenant that requires APEI to maintain a Total Net Leverage Ratio of no greater than 2.00 to 1.00. As of June 30, 2025, the Company was in compliance with all debt covenants.

For additional information on certain restrictions placed on the Company’s indebtedness pursuant to the terms of the Company’s Series A Senior Preferred Stock prior to the redemption on June 23, 2025, please refer to “Note 12. Preferred Stock” to the Consolidated Financial Statements.

Long-term debt consists of the following as of June 30, 2025, and December 31, 2024 (in thousands):

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)
Credit agreement	$96,425	$96,425
Deferred financing fees	(2,363)	(3,001)
Total debt	94,062	93,424
Less: Current portion	—	—
Long-Term Debt	$94,062	$93,424

Scheduled maturities of long-term debt as of June 30, 2025, are as follows (in thousands):

Maturities of Long-Term Debt (Unaudited)	Loan Payments
2027	$96,425
Total	$96,425

Derivatives and Hedging

The Company is subject to interest rate risk, as all outstanding borrowings under the Credit Agreement are subject to a variable rate of interest. On September 30, 2021, the Company entered into an interest rate cap agreement to manage its exposure to the variable rate of interest with a total notional value of $87.5 million. On June 30, 2023, in connection with the transition of the benchmark rate to Term SOFR, the Company entered into a new interest rate cap agreement, designated as a cash flow hedge, in the same notional value, to provide the Company with interest rate protection in the event that the Term SOFR rate exceeded 1.78%. The interest rate cap agreement expired on January 1, 2025.

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

Note 9. Segment Information

The Company’s Chief Executive Officer, as the chief operating decision maker, or CODM, organizes the company, manages resource allocations, and measures performance among three operating and reportable segments: APUS, RU, and HCN. Corporate and Other includes GSUSA revenue and expenses, and unallocated corporate activity and eliminations to reconcile segment results to the Consolidated Financial Statements. GSUSA does not meet the quantitative thresholds to qualify as a reportable segment.

The CODM reviews information about each reportable segment’s revenue and categorized expenses, and allocates resources to, and measures the performance of, each reportable segment using reportable segment operating income (loss). The CODM does not evaluate reportable segment asset or liability information.

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
APUS Segment
Revenue	81,731	77,048	165,677	157,704
Instructional costs and services	28,518	27,527	55,829	53,315
Selling and promotional	15,945	15,243	31,646	30,427
General and administrative	14,808	14,724	29,042	30,078
Other (1)	1,018	1,263	3,592	2,506
Income from operations before interest and income taxes	21,442	18,291	45,568	41,378
RU Segment
Revenue	59,521	53,034	118,772	106,169
Instructional costs and services	35,360	33,381	68,504	66,478
Selling and promotional	16,350	16,212	32,802	31,334
General and administrative	7,635	8,021	15,025	15,658
Other (2)	2,152	4,246	4,489	10,491
Loss from operations before interest and income taxes	(1,976)	(8,826)	(2,048)	(17,792)
HCN Segment
Revenue	18,134	16,409	35,810	32,856
Instructional costs and services	11,573	11,278	22,883	21,829
Selling and promotional	1,731	1,155	3,678	2,260
General and administrative	4,699	4,355	9,359	9,128
Other (3)	533	365	1,038	687
Loss from operations before interest and income taxes	(402)	(744)	(1,148)	(1,048)

Corporate and Other
Revenue	3,380	6,404	7,058	10,598
Instructional costs and services	2,972	4,030	6,151	7,019
Selling and promotional	1,022	1,228	2,127	2,273
General and administrative	11,005	7,326	21,128	15,839
Other (3)	420	321	753	603
Loss from operations before interest and income taxes	(12,039)	(6,501)	(23,101)	(15,136)

Total reportable segment revenue	159,386	146,491	320,259	296,729
Corporate and other revenue	3,380	6,404	7,058	10,598
Total consolidated revenue	162,766	152,895	327,317	307,327
Total reportable segment income from operations before interest and income taxes	19,064	8,721	42,372	22,538
Corporate and other (loss) from operations before interest and income taxes	(12,039)	(6,501)	(23,101)	(15,136)
Total consolidated income from operations before interest and income taxes	7,025	2,220	19,271	7,402

(1) Includes loss on assets held for sale, loss on disposal of long-lived assets, and depreciation and amortization expense.
(2) Includes loss on disposal of long-lived assets, loss on leases (in 2024), and depreciation and amortization expense.
(3) Includes depreciation and amortization expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Depreciation and amortization
APUS Segment	983	1,215	2,012	2,455
RU Segment	2,152	3,331	4,277	6,615
HCN Segment	533	365	1,038	687
Total reportable segment depreciation and amortization	3,668	4,911	7,327	9,757
Corporate and Other	420	321	753	603
Total consolidated depreciation and amortization	4,088	5,232	8,080	10,360
Interest expense, net
APUS Segment	362	468	681	880
RU Segment	133	(10)	514	(10)
HCN Segment	85	27	170	52
Total reportable segment interest expense, net	580	485	1,365	922
Corporate and Other	(1,688)	(1,270)	(3,360)	(1,833)
Total consolidated interest expense, net	(1,108)	(785)	(1,995)	(911)
Income tax expense (benefit)
APUS Segment	6,030	7,364	13,764	14,845
RU Segment	(605)	(3,366)	(767)	(6,097)
HCN Segment	(81)	(258)	(340)	(329)
Total reportable segment income tax expense	5,344	3,740	12,657	8,419
Corporate and Other	(3,923)	(3,756)	(8,770)	(7,222)
Total consolidated income tax expense	1,421	(16)	3,887	1,197

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

     A summary of APUS Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2025	2024	2025	2024
DoD tuition assistance programs	43%	45%	44%	47%
VA education benefits	25%	24%	25%	24%
Title IV programs	18%	17%	18%	16%
Cash and other sources	14%	14%	13%	13%

A summary of RU Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2025	2024	2025	2024
Title IV programs	78%	76%	77%	76%
Cash and other sources	20%	22%	21%	23%
VA education benefits	2%	2%	2%	1%

    A summary of HCN Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2025	2024	2025	2024
Title IV programs	85%	83%	85%	83%
Cash and other sources	14%	16%	14%	16%
VA education benefits	1%	1%	1%	1%

Note 12. Preferred Stock

On December 28, 2022, APEI issued $40 million of the Series A Senior Preferred Stock, $0.01 par value per share, or Series A Senior Preferred Stock, to affiliates of existing common stockholders of APEI. On June 23, 2025 (the “Redemption Date”), APEI redeemed all 400 outstanding shares of Series A Senior Preferred Stock for $43.1 million, including an early redemption premium of $3.1 million, and excluding $1.4 million in accrued and unpaid dividends. The loss on redemption of $3.5 million was calculated as the difference between the consideration paid, excluding dividends, and the book value of $39.6 million, and was recorded as a reduction to net income available to common stockholders in the accompanying Consolidated Statements of Income for the three months ended June 30, 2025. No shares of preferred stock were issued or outstanding at June 30, 2025. On the Redemption Date, APEI also filed a Certificate of Elimination to its Fifth Amended and Restated Certificate of Incorporation (the “Charter”) with the Secretary of State of the State of Delaware eliminating from the Charter all matters set forth in the Certificate of Designation with respect to the Series A Senior Preferred Stock.

Prior to the Redemption Date, the Series A Senior Preferred Stock had cumulative dividends that accrued daily at the annual rate which was equal to Term SOFR (selected by the Company for each divided period), plus 10.00%, and dividends were paid, after declaration by the Board, for each dividend period. During the three and six months ended June 30, 2024, dividends declared and paid on the Series A Senior Preferred Stock were $1.5 million and $3.0 million, respectively.

As of December 31, 2024, the liquidation preference of $47.0 million was based on the occurrence of a liquidation event, which was also considered an event of default as defined in the Certificate of Designation and included an early redemption premium amount and a make-whole payment. As of December 31, 2024, the make-whole payment included in the liquidation preference was $4.0 million, which was reduced quarterly.

The following table lists the components of the liquidation preference as of December 31, 2024 (in thousands):

Liquidation Amount

Series A Senior Preferred Stock (plus accrued and unpaid dividends)	$40,068
Make whole payment	3,993
Early redemption premium	2,915
Liquidation amount	$46,976

The Series A Senior Preferred Stock had no voting rights for directors or otherwise, except as required by law or with respect to certain protective provisions. Without the consent of at least 60% of the then outstanding shares of Series A Senior Preferred Stock, with certain exceptions, the Company could not, among other things, (i) incur any indebtedness if such incurrence would cause the Company’s Total Net Leverage Ratio (as defined in the Purchase Agreement) to exceed 0.75:1, (ii) issue any capital stock senior to or pari passu with the Series A Senior Preferred Stock, (iii) declare or pay any cash dividends on the Company’s common stock, or (iv) repurchase more than an aggregate of $30 million of the Company’s common stock.

Note 13. Subsequent Event

On July 10, 2025, APEI entered into a definitive agreement to sell all its membership interest in GSUSA for $0.5 million, subject to customary adjustments, including for net working capital and cash. The sale was completed on July 25, 2025, and is expected to result in a loss on sale between $7.0 million and $8.5 million, subject to post-close adjustments for working capital and cash.

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
•our cash needs and expectations regarding cash flow from operations, including the impacts of our debt service;
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

•potential changes to the ED’s and other federal government agencies’ structure, policies, priorities, and oversight, including as a result of federal elections and the Trump administration’s stated intention to dismantle ED;
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
•risks related to our substantial indebtedness; and
•our dependence on and need to continue to invest in our technology infrastructure.

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

Overview

Background

    We are a provider of online and campus-based postsecondary education to approximately 106,800 students and career learning to approximately 17,000 individuals, through four subsidiary institutions, American Public University System, or APUS, Rasmussen University, or RU, Hondros College of Nursing, or HCN, and Graduate School USA, or GSUSA. Our subsidiary institutions offer purpose-built education programs and career learning designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities designed to advance students in their current professions or to help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required, and APUS, RU, and HCN are certified by ED to participate in Title IV programs.

Our Institutions

    Our wholly owned operating subsidiary institutions include the following:

•American Public University System, Inc., referred to herein as APUS, provides online postsecondary education to approximately 88,500 adult learners, directed primarily at the needs of the military, veterans, extended military families, and other public service and service-minded communities through two brands: American Military University, or AMU, and American Public University, or APU. As of June 30, 2025, approximately 64% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment.

•Rasmussen College, LLC, referred to herein as Rasmussen University, or RU, provides nursing- and health sciences-focused postsecondary education to approximately 14,600 students at 20 campuses in six states and online. As of June 30, 2025, on-ground enrollment was 6,400, of which approximately 5,700 students were pursuing nursing degrees at RU, approximately 90% of whom were enrolled in RU’s pre-licensure nursing degree programs. At June 30, 2025, online enrollment was approximately 8,200 students.

•National Education Seminars, Inc., referred to herein as Hondros College of Nursing, or HCN, provides nursing education to approximately 3,700 students at eight campuses in three states. HCN’s students are enrolled in its pre-licensure nursing degree programs or its Medical Assisting Diploma program.

•American Public Training LLC, referred to herein as Graduate School USA, or GSUSA, provides career learning and leadership training in-person and online to the federal workforce. GSUSA operational activities are presented within Corporate and Other. In July 2025, APEI entered into a definitive agreement to sell all its membership interest in GSUSA, and the sale was completed on July 25, 2025.

The Planned Combination of APUS, RU, and HCN

On January 28, 2025, we announced the planned combination of APUS, RU, and HCN, or the Combination, which will result in a combined institution named American Public University System comprised of two divisions tentatively named (i) APUS Global, comprised of AMU and APU, and (ii) Rasmussen, comprised of RU’s campus-based and online nursing programs, RU’s healthcare programs, HCN’s campus-based nursing and healthcare programs, and RU’s non-healthcare programs, with final division names to be determined closer to closing of the Combination. The Combination constitutes a Change of Control, Structure or Organization pursuant to HLC policy and, accordingly, we needed to receive HLC approval prior to effectuating the Combination. APUS and RU jointly submitted an application for Change of Control, Structure or Organization. For HLC purposes, APUS will be the surviving institution, and the application sought approval for the Combination and the expansion of APUS’s HLC accreditation to include the RU and HCN programs and locations. HLC conducted a site visit in March 2025 related to the joint application. At its June 2025 meeting, HLC approved the Combination and continuation of accreditation upon implementation of the related transactions. We continue to engage with ED and HLC as to their preferred implementation process and timing for the Combination. As previously disclosed, we had anticipated completing the Combination in the third quarter of 2025 subject to obtaining required approvals and ED taking related actions. However, as a result of our ongoing dialogue with ED and HLC, we may seek to postpone implementation of the Combination, which could extend into the second quarter of 2026.

Legislative and Regulatory Activity

The One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law. Among other things, the OBBBA amends portions of the Higher Education Act of 1965, as amended, makes changes to the Title IV programs, and restores certain ED regulations related to borrower defense to repayment and closed school discharge.

The OBBBA will overhaul the structure of certain student loan programs. Effective July 1, 2026, it will eliminate Federal Direct PLUS loans for graduate and professional students, with limited grandfathering. The law also: fixes annual and aggregate loan limits for graduate students, with different caps depending on whether they are or have been professional students; creates a lifetime maximum aggregate amount for Title IV loans (other than a loan made to the student as a parent on behalf of a dependent); authorizes institutions to limit the amount of loans a student may borrow in an academic year provided such limit is applied consistently to all students enrolled in a program; and requires the amount of loan funds available under a student’s annual loan eligibility to be reduced proportionately to the degree to which that student is not enrolled on a full-time basis.

The OBBBA also establishes an accountability framework, effective July 1, 2026, that institutions must satisfy at the program level in order for students in the program to continue to receive Federal Direct Loans, requiring that an undergraduate or graduate or professional program be ineligible for Federal Direct Loans if, in two out of three consecutive years, the median earnings of a cohort of program completers are less than the median earnings of working adults aged 25-34 with only a high school diploma or a bachelor’s degree, respectively, either in the state where the institution is located or, if fewer than 50% of students at the institution reside in the institution’s state, the national average. If a program fails the earnings test for one year, institutions must notify students that the program is at risk of losing Federal Direct Loan eligibility.

The OBBBA creates Workforce Pell Grants, effective July 1, 2026, for students enrolled in eligible workforce programs that satisfy certain requirements and limits eligibility for Pell Grants in certain ways.

The OBBBA also changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, repealing certain clean energy initiatives, in addition to other changes. The Company anticipates the changes in tax laws will not have a material impact to deferred tax assets and liabilities, and to income taxes payable in the period of enactment. The Company continues to evaluate the impact the new legislation will have on the Consolidated Financial Statements.

In September 2019, ED published modifications to its financial responsibility standards that took effect July 1, 2020, or the 2019 Borrower Defense Regulations. The 2019 Borrower Defense Regulations modified ED’s requirements with respect to the circumstances under which a borrower is eligible for a loan discharge if an institution or location closes. The OBBBA reinstates the 2019 Borrower Defense Regulations, and the closed loan discharge regulations that were in effect on June 30, 2023. On November 1, 2022, ED published final regulations with an effective date of July 1, 2023, to address borrower defense to repayment, closed school loan discharge, pre-dispute arbitration and class-action waivers, among other issues, or the 2022 Borrower Defense Regulations. The OBBBA also resets the effective date of the 2022 Borrower Defense Regulations, including the closed school loan discharge provisions, for July 1, 2035.

American Public University System

APUS participates in the Department of Defense, or DoD, tuition assistance, or TA, programs, and is required to sign a Memorandum of Understanding, or MOU, outlining certain commitments and agreements between the institution and DoD as a condition to participate in TA. In February 2025, ICP notified APUS that it will conduct a review of APUS compliance with the DoD MOU. On May 14, 2025, DoD issued a report that informed APUS that the review had been completed with no findings.

Rasmussen University

The Florida legislature passed legislation in May 2025 that would have subjected RU nursing programs to additional regulatory scrutiny by the Florida Board of Nursing and the Florida Department of Health. The legislation was vetoed by the governor on July 2, 2025.

In May 2025, ED released RU from the temporary growth restrictions, imposed in connection with RU’s 2019 change in ownership, which preceded our acquisition of RU, that restricted RU from adding new programs and locations. The timing of the Combination could, however, delay our ability to seek approval from the HLC of new locations or programs.

RU’s Moorhead, Minnesota Associate of Science Professional Nursing, or ADN program, and Practical Nursing Diploma, or PN program, which together contributed approximately 1% of RU’s quarterly revenue, are currently approved by Minnesota Board of Nursing, or MBN, but first-time NCLEX pass rates for each of these programs have been below the required standard for three consecutive years. In August 2024, MBN placed RU’s Moorhead, Minnesota PN program on conditional approval status and issued a corrective action order. The PN program’s NCLEX pass rate was required to meet the state standard by the end of June 2025, measured using cumulative pass rates from the preceding four quarters (i.e., July 2024 to June 2025). The program met the standard and is awaiting the Board’s action at its August 2025 meeting. In June 2025, the MBN issued a stipulation and consent order with RU’s Moorhead, Minnesota ADN program to, among other things, meet applicable NCLEX pass rate standards by the end of 2025 for new candidates taking the licensing exam for the first time. If compliance is not achieved by December 31, 2025, the program will be given until June 30, 2026, to meet the required NCLEX pass rates based on the cumulative results from the first and second calendar quarters of 2026 for candidates, and, if not achieved, MBN may withdrawal program approval.

Hondros College of Nursing

As a requirement for accreditation, ABHES requires institutions to demonstrate at least a 70% retention rate for each program. For institutions not meeting the retention standard, ABHES may provide an opportunity for a program to come into compliance within a specified time period, and may extend such period if a program demonstrates improvement or for other good cause. For the reporting year ended June 30, 2024, HCN’s Cleveland and Dayton PN programs, and the Akron ADN program were below the 70% benchmark for retention. As a result, ABHES placed the Cleveland and Dayton PN programs and Akron ADN program on outcomes reporting status and required HCN to submit reports for each of these programs demonstrating their retention rate met the standard through the first three quarters of the 2024-2025 reporting year by May 2025. These three programs met the 70% benchmark for the reporting period, and, as a result, at its July 2025 meeting, the ABHES Commission voted to remove retention reporting requirements.

Graduate School USA

GSUSA provides contract training to federal government agency customers and through direct enrollment by federal, state, and municipal government employees, contractors, and non-government employees. On July 10, 2025, APEI entered into a definitive agreement to sell all of its membership interest in GSUSA for $0.5 million, subject to customary adjustments, including for net working capital and cash. The sale was completed on July 25, 2025, and is expected to result in a loss on sale between $7.0 million and $8.5 million, subject to post-close adjustments for working capital and cash.

Department of Education

On July 7, 2025, ED issued an interpretative rule that revised a prior interpretation and clarified ED’s classification of revenue received by for-profit schools under the 90/10 Rule under which a for-profit institution is prohibited from deriving more than 90% of its revenue (as computed by ED) on a cash accounting basis from federal funds for any fiscal year. The interpretive rule specifies that for-profit schools will be allowed to count non-federal funds generated from programs offered entirely through distance education, if such programs satisfy certain criteria, as non-federal revenue in their 90/10 calculations, and may revise 90/10 Rule calculations for prior fiscal years to include revenue from distance education programs in the “10%” side of the ratio.

Tuition Increases

Providing affordable degree and certificate programs is an important element of our competitive strategy. In April 2024, APUS implemented a tuition increase to master’s level students across all categories, including military, non-military and veteran students, and in September 2024, APUS returned the military rate for master’s level students to the $250 per credit hour rate in effect prior to the April 2024 tuition increase. We believe that APUS’s tuition and fees remain lower than the average in-state cost at public universities. RU implemented modest tuition increases for all students in select programs in the first quarter of 2024, for new students in select programs in August 2024, and for returning students in select programs in October 2024. RU plans to implement modest tuition increases for new and reentering students in August 2025, for current students in non-prelicensure nursing programs in October 2025, and for prelicensure nursing program students in January 2026. HCN plans to implement a 5% increase in tuition and fees effective in the fourth quarter of 2025, for its ADN and PN programs. The tuition and fee increases at RU and HCN are intended to reflect adjustments to be consistent with the local campus markets. Even with these increases, RU and HCN’s tuition and fees are designed to be affordable and competitive when compared to the tuition and fees at similar institutions offering the same level of flexibility, accessibility, and student experience.

Campus Closures

During the six months ended June 30, 2024, our RU Segment consolidated two Minnesota campuses, and in May 2024, RU notified the Wisconsin Educational Approval Program, or EAP, that it intends to voluntarily close its two Wisconsin campuses, effective December 31, 2025, and 2026, respectively. All students enrolled at the two Wisconsin campuses have expected graduation dates on or before the applicable campus closing date. These actions are expected to directly impact approximately 30 students, or less than 1% of RU’s current total enrollment.

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

Summary of Results

Consolidated revenue for the three months ended June 30, 2025, increased to $162.8 million from $152.9 million, or by 6.5%, as compared to the prior year period. Our net income for the three months ended June 30, 2025, was $4.5 million, compared to $0.4 million in the prior year period, an increase of $4.1 million. The results for the three months ended June 30, 2025, include $1.7 million in pre-tax professional fees in Corporate and Other relating to the Combination and the sale of GSUSA. The results in the prior year period include a $1.1 million non-cash loss on sale of an equity investment in Corporate and Other, a $0.8 million pre-tax non-cash loss on leases in our RU Segment, $0.5 million in pre-tax severance costs related to the former president of GSUSA in Corporate and Other and the planned closure of the Wisconsin campuses in our RU Segment, and $0.2 million in pre-tax information technology transition service costs in our APUS and HCN Segments, as well as Corporate and Other. Our operating margin improved to 4.3% for the three months ended June 30, 2025, as compared to 1.5% in the prior year period. Excluding the professional fees relating to the Combination in 2025 and the sale of GSUSA, the loss on leases, severance costs and information technology transition service costs in 2024, our operating margin was 5.4% and 2.4% for the three months ended June 30, 2025, and 2024, respectively.

Consolidated revenue for the six months ended June 30, 2024, increased to $327.3 million from $307.3 million, or by 6.5%, as compared to the prior year period. Our net income for the six months ended June 30, 2024, was $13.4 million, compared to $0.9 million in the prior year period, an increase of $12.5 million. The results for the three months ended June 30, 2025, include $2.7 million in professional fees in Corporate and Other relating to the Combination and the sale of GSUSA, and a non-cash $1.5 million loss on assets held for sale in our APUS Segment, both on a pre-tax basis. The results for the six months ended June 30, 2024, include non-cash losses on investments of $4.4 million in Corporate and Other, a $3.7 million pre-tax loss on leases in our RU Segment, $2.0 million in pre-tax information technology transition service costs in our APUS and HCN Segments as well as Corporate and Other, and $0.5 million in pre-tax severance costs related to the former president of GSUSA in Corporate and Other and the planned closure of the Wisconsin campuses in our RU Segment. Our operating margin improved to 5.9% for the six months ended June 30, 2025, compared to 2.4%, in the prior year period. Excluding the loss on assets held for sale and professional fees relating to the Combination in 2025 and the sale of GSUSA, and the loss on leases, information technology transition service costs and severance costs in 2024, our operating margin was 7.2% for the six months ended June 30, 2025, compared to 4.4% for the six months ended June 30, 2024.

APUS net course registrations for the three months ended June 30, 2025, increased to approximately 96,400 from approximately 89,800, an increase of 6,600, or 7.3%, as compared to the prior year period. APUS Segment revenue for the three months ended June 30, 2025, increased to $81.7 million from $77.0 million, or by 6.1%, as compared to the prior year period. The revenue increase for the period was less than the increase in net course registrations due the timing of course starts within the respective periods. APUS net course registrations for the six months ended June 30, 2025, increased to approximately 198,900 from approximately 188,800, an increase of 10,100, or 5.3%, as compared to the prior year period. APUS Segment revenue for the six months ended June 30, 2025, increased to $165.7 million from $157.7 million, or by 5.1%, as compared to the prior year period. APUS Segment operating margin increased to 26.2% for the three months ended June 30, 2025, from 23.7% in the prior year period, and increased to 27.5% for the six months ended June 30, 2025, from 26.2% in the prior year period.

RU total enrollment for the three months ended June 30, 2025, increased to approximately 14,600 from approximately 13,600, an increase of 1,000, or 7.4%, as compared to the prior year period. RU Segment revenue for the three months ended June 30, 2025, increased to $59.5 million from $53.0 million, or by 12.2%, as compared to the prior year period. RU total enrollment for the six months ended June 30, 2025, increased approximately 7.4%, as compared to the prior year period. RU Segment revenue for the six months ended June 30, 2025, increased to $118.8 million from $106.2 million, or by 11.9%, as compared to the prior year period. The revenue increases for the three and six month periods were greater than the enrollment increases for the comparable prior year periods due to tuition increases in the second half of 2024. RU Segment operating margin improved to negative 3.3% for the three months ended June 30, 2025, from negative 16.6% in the prior year period, and improved to negative 1.7% for the six months ended June 30, 2025, from negative 16.8% in the prior year period.
HCN total enrollment for the three months ended June 30, 2025, increased to approximately 3,700 from approximately 3,300, an increase of 400, or 13.5%, as compared to the prior year period. HCN Segment revenue for the three months ended June 30, 2025, increased to $18.1 million from $16.4 million, or by 10.5%, as compared to the prior year period. HCN total enrollment for the six months ended June 30, 2025, increased approximately 11.5%, as compared to the prior year period. HCN Segment revenue for the six months ended June 30, 2025, increased to $35.8 million from $32.9 million, or by 9.0%, as compared to the prior year period. The revenue increase for the three and six month periods were less than the enrollment increase due to the change in course load mix, and higher student enrollment from community partners which is at a lower revenue per student. HCN Segment operating margin improved to negative 2.2% for the three months ended June 30, 2025, from negative 4.5% in the prior year period, and remained unchanged at negative 3.2% for both the six month periods ended June 30, 2025 and 2024.

Critical Accounting Estimates

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

During the three months ended June 30, 2025, we completed a qualitative assessment for potential impairment of the RU and HCN Segment goodwill and indefinite-lived intangible assets. As part of the assessment, we considered the events and circumstances expressly required by ASC 350, in addition to other entity-specific factors. Factors considered included RU and HCN’s financial and enrollment performance against internal targets, economic factors, and the continued favorable growth outlook for nursing education. After completing this qualitative assessment, we concluded it was more likely than not that the fair value of each of the RU and HCN Segments was greater than the respective carrying value, and therefore no quantitative impairment test and no impairment charge was necessary.

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

Results of Operations

    Below we have included a discussion of our operating results and material changes in our operating results during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our reportable segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in revenue and expenses.

APUS net course registrations for the three months ended June 30, 2025, increased to approximately 96,400 from approximately 89,800, an increase of 6,600, or 7.3%, as compared to the prior year period. APUS net course registrations for the six months ended June 30, 2025, increased to approximately 198,900 from approximately 188,800, an increase of 10,100, or 5.3%, as compared to the prior year period primarily due to an increase in registrations by students utilizing federal student aid and military-affiliated students utilizing education benefit programs administered by the U.S. Department of Veterans Affairs, or VA. APUS Segment operating margin increased to 26.2% for the three months ended June 30, 2025, from 23.7% in the prior year period and increased to 27.5% from 26.2% for the six months ended June 30, 2025, as compared to the prior year period. The increase in operating margin for the three months ended June 30, 2025, was primarily due to the increase in revenue and a decrease in information technology costs, partially offset by an increase in employee compensation costs, as compared to the prior year period. The increase in operating margin for the six months ended June 30, 2025, was primarily due to an increase in revenue and a decrease in professional fees, partially offset by the increase in employee compensation costs and the loss on assets held for sale, as compared to the prior year period.

RU total enrollment for the three months ended June 30, 2025, increased to approximately 14,600 from approximately 13,600, an increase of 1,000, or 7.4%, as compared to the prior year period, driven by a 12.2% increase in online enrollment and a 3.2% increase in on-ground enrollment. RU total enrollment for the six months ended June 30, 2025, increased approximately 7.4%, as compared to the prior year period, driven by an 11.6% increase in online enrollment and a 3.2% increase in on-ground enrollment. RU Segment operating margin improved to negative 3.3% for the three months ended June 30, 2025, from negative 16.6%, in the prior year period. The improvement in the operating margin for the three months ended June 30, 2025, was primarily due to the increase in revenue as well as decreases in information technology costs, depreciation and amortization expenses, loss on leases, and occupancy costs, partially offset by an increase in employee compensation costs and classroom and materials costs, as compared to the prior year period. RU Segment operating margin improved to negative 1.7% for the six months ended June 30, 2025, from negative 16.8% in the prior year period. The improvement in the operating margin for the six months ended June 30, 2025, was primarily due to the increase in revenue as well as decreases in loss on leases, information technology costs, depreciation and amortization expenses, occupancy costs, and advertising costs, partially offset by an increase in employee compensation costs, as compared to the prior year period.

HCN total enrollment for the three months ended June 30, 2025, increased to approximately 3,700 from approximately 3,300, an increase of 400, or 13.5%, as compared to the prior year period. HCN total enrollment for the six months ended June 30, 2025, increased approximately 11.5%, as compared to the prior year period. HCN Segment operating margin improved to negative 2.2% for the three months ended June 30, 2025, from negative 4.5% in the prior year period, and remained unchanged at negative 3.2% for both the six month periods ended June 30, 2025 and 2024. The improvement in the operating margin for the three months ended June 30, 2025, was primarily due to the increase in revenue as well as a decrease in occupancy costs, partially offset by increases in employee compensation costs, classroom and course materials costs, and bad debt expense, as compared to the prior year period.

For a more detailed discussion of our results by reportable segment, refer to “Analysis of Operating Results by Reportable Segment” below.

Analysis of Consolidated Statements of Income

The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	48.2	49.8	46.9	48.4
Selling and promotional	21.5	22.1	21.5	21.6
General and administrative	23.4	22.5	22.8	23.0
Depreciation and amortization	2.5	3.4	2.5	3.4
Loss on assets held for sale	—	—	0.5	—
Loss on leases	—	0.5	—	1.2
Loss on disposals of long-lived assets	—	0.1	—	0.1
Total costs and expenses	95.7	98.5	94.1	97.6
Income from operations before interest and income taxes	4.3	1.5	5.9	2.4
Interest expense, net	(0.7)	(0.5)	(0.6)	(0.3)
Income from operations before income taxes	3.6	0.9	5.3	2.1
Income tax expense	0.9	—	1.2	0.4
Equity investment loss	—	(0.7)	—	(1.4)
Net income	2.8	0.2	4.1	0.3
Preferred stock dividend	0.8	1.0	0.8	1.0
Loss on redemption of preferred stock	2.2	—	1.1	—
Net (loss) income available to common shareholders	(0.2)%	(0.8)%	2.2%	(0.7)%

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

Revenue. Our consolidated revenue for the three months ended June 30, 2025, was $162.8 million, an increase of $9.9 million, or 6.5%, compared to $152.9 million for the three months ended June 30, 2024. The increase in revenue was primarily due to a $6.5 million, or 12.2%, increase in revenue in our RU Segment, a $4.7 million, or 6.1%, increase in revenue in our APUS Segment, and a $1.7 million, or 10.5%, increase in revenue in our HCN Segment, partially offset by a $3.1 million, or 47.5%, decrease in GSUSA revenue included in Corporate and Other. The RU Segment revenue increase was primarily due to a 7.4% increase in total student enrollment and the impact of tuition increases in 2024. The APUS Segment revenue increase was primarily due to a 7.3% increase in net course registrations, as compared to the prior year period. The HCN Segment revenue increase was primarily due to a 13.5% increase in total student enrollment, as compared to the prior year period.

Costs and expenses. Costs and expenses for the three months ended June 30, 2025, were $155.7 million, an increase of $5.1 million, or 3.4%, compared to $150.7 million for the three months ended June 30, 2024. Costs and expenses for the three months ended June 30, 2025, included $1.7 million in pre-tax professional fees in Corporate and Other relating to the Combination and the sale of GSUSA. Costs and expenses in the prior year period included a $0.8 million loss on leases in our RU Segment, $0.5 million in severance costs related to the former president of GSUSA in Corporate and Other and the planned closure of the Wisconsin campuses in our RU Segment, and $0.2 million in information technology transition service costs in our APUS and HCN Segments as well as Corporate and Other, all on a pre-tax basis. Costs and expenses for the three months ended June 30, 2025, as compared to the prior year period, excluding the items noted above, increased $4.8 million, or 3.2%, due primarily to increases in employee compensation costs, professional fees, and classroom and course materials costs, partially offset by decreases in information technology costs, depreciation and amortization expenses, and occupancy costs. Costs and expenses as a percentage of revenue decreased to 95.7% for the three months ended June 30, 2025, from 98.5% for the three months ended June 30, 2024.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2025, were $78.4 million, an increase of $2.2 million, or 2.9%, compared to $76.2 million for the three months ended June 30, 2024. The increase in instructional costs and services expenses was primarily due to increases in faculty compensation costs in our RU, APUS, and HCN Segments due to an increase in registrations at APUS and enrollments at RU and HCN, and an increase in classroom and course materials costs in our RU and HCN Segments, partially offset by decreases information technology costs in our RU Segment and occupancy costs in our RU and HCN Segments. Instructional costs and services expenses as a percentage of revenue decreased to 48.2% for the three months ended June 30, 2025, from 49.8% for the three months ended June 30, 2024.
Selling and promotional expenses. Our selling and promotional expenses for the three months ended June 30, 2025, were $35.0 million, an increase of $1.2 million, or 3.6%, compared to $33.8 million for the three months ended June 30, 2024. The increase in selling and promotional expenses was primarily due to increases in employee compensation costs in all our segments, and an increase in advertising costs in our APUS and HCN Segments, partially offset by a decrease in advertising costs in our RU Segment. Selling and promotional expenses as a percentage of revenue decreased to 21.5% for the three months ended June 30, 2025, from 22.1% for the three months ended June 30, 2024.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2025, were $38.1 million, an increase of $3.7 million, or 10.8%, compared to $34.4 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, general and administrative expenses included $1.7 million in pre-tax professional fees relating to the Combination in Corporate and Other and the sale of GSUSA. General and administrative expenses in the prior year period included $0.5 million in severance costs related to the former president of GSUSA in Corporate and Other and the planned closure of the Wisconsin campuses in our RU Segment, and $0.2 million in information technology transition service costs in our APUS and HCN Segments as well as Corporate and Other, both on a pre-tax basis. The increase in general and administrative expenses is primarily due to increases in employee compensation costs in Corporate and Other and our APUS Segment, and an increase in professional fees in Corporate and Other, partially offset by decreases in information technology costs in Corporate and Other and our APUS and RU Segments. Consolidated bad debt expense for the three months ended June 30, 2025, was $4.8 million, or 3.0% of revenue, compared to $4.3 million, or 2.8% of revenue in the prior year period. General and administrative expenses as a percentage of revenue increased to 23.4% for the three months ended June 30, 2025, from 22.5% for the three months ended June 30, 2024. As we continue to evaluate enhancements to our business capabilities, we may incur additional costs and that our general and administrative expenses will vary from time to time.

Depreciation and amortization expenses. Depreciation and amortization expenses were $4.1 million for three months ended June 30, 2025, compared to $5.2 million in the prior year period, a decrease of $1.1 million, primarily related to the full amortization of all definite lived intangible assets in our RU Segment in 2024. Depreciation and amortization expenses as a percentage of revenue was 2.5% and 3.4% for the three months ended June 30, 2025, and 2024, respectively.

Loss on disposals of long-lived assets. The loss on disposal of long-lived assets was $35,000 for the three months ended June 30, 2025, as compared to $184,000 for the three months ended June 30, 2024.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $2.2 million and $1.8 million for the three months ended June 30, 2025, and 2024, respectively. Stock-based compensation costs included accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest expense, net. Interest expense, net of interest and other income, was $1.1 million and $0.8 million for the three months ended June 30, 2025, and 2024, respectively. The increase in net interest expense in the three months ended June 30, 2025, as compared to the prior year period, was primarily due to an increase in interest expense due to the expiration of the interest rate cap in December 2024, and a decrease in interest income earned.

Income tax expense (benefit). We recognized income tax expense of $1.4 million compared to a tax benefit $16,000 for the three months ended June 30, 2025, and 2024, respectively, or an effective tax rate of 24.0% in 2025, and negative 4.5% 2024. The effective tax rate in 2024 is primarily due to non-deductible stock compensation, partially offset by the $1.1 million equity investment loss not deductible for tax purposes.

Equity investment loss. There was no equity investment loss for the three months ended June 30, 2025. The $1.1 million equity investment loss in the three months ended June 30, 2024, was related to the sale of our remaining equity method investment.

Net income. Our net income was $4.5 million and $0.4 million for the three months ended June 30, 2025, and 2024, respectively, an increase of $4.1 million. This increase was related to the factors discussed above.

Preferred stock dividends. Preferred stock dividends were $1.3 million and $1.5 million for the three months ended June 30, 2025, and 2024, respectively.

Loss on redemption of preferred stock. In June 2025, we redeemed all outstanding shares of our Series A Senior Preferred Stock for $43.1 million, excluding unpaid and accrued dividends of $1.4 million, resulting in a loss of $3.5 million related to the redemption premium and fees.

Net loss available to common stockholders. The net loss available to common stockholders was $0.3 million for the three months ended June 30, 2025, compared to a net loss available to common stockholders of $1.2 million for the three months ended June 30, 2024, an improvement of $0.8 million. This improvement was related to the factors discussed above.

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024

Revenue. Our consolidated revenue for the six months ended June 30, 2025, was $327.3 million, an increase of $20.0 million, or 6.5%, compared to $307.3 million for the six months ended June 30, 2024. The increase in revenue was primarily due to a $12.6 million, or 11.9%, increase in revenue in our RU Segment, an $8.0 million, or 5.1% increase in revenue in our APUS Segment, and a $3.0 million, or 9.0%, increase in revenue in our HCN Segment, partially offset by a $3.6 million, or 33.6%, decrease in GSUSA revenue included in Corporate and Other. The RU Segment revenue increase, as compared to the prior year period, was primarily due to a 7.4% increase in total student enrollment and the impact of tuition increases in 2024. The APUS Segment revenue increase was primarily due to a 5.3% increase in net course registrations, as compared to the prior year period. The HCN Segment revenue increase was primarily due to an 11.5% increase in total student enrollment.

Costs and expenses. Costs and expenses for the six months ended June 30, 2025, were $308.0 million, an increase of $8.1 million, or 2.7%, compared to $299.9 million for the six months ended June 30, 2024. Costs and expenses for the six months ended June 30, 2025, included $2.7 million in professional fees in Corporate and Other relating to the Combination and the sale of GSUSA, and a $1.5 million loss on assets held for sale in our APUS Segment, both on a pre-tax basis. Costs and expenses for the six months ended June 30, 2024, included a $3.7 million loss on leases in our RU Segment, $2.0 million in information technology transition service costs in our APUS and HCN Segments as well as Corporate and Other, and $0.5 million in severance costs related to the former president of GSUSA in Corporate and Other and the planned campus closures of our campuses located in Wisconsin in our RU Segment, all on a pre-tax basis. Costs and expenses for the six months ended June 30, 2025, as compared to the prior year period, excluding the items noted above, increased $10.2 million, due primarily to increases in employee compensation costs, classroom and course materials costs, professional fees and bad debt expense, partially offset by decreases in information technology costs and depreciation and amortization expenses. Costs and expenses as a percentage of revenue decreased to 94.1% for the six months ended June 30, 2025, from 97.6% for the six months ended June 30, 2024.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2025, were $153.4 million, an increase of $4.7 million, or 3.2%, compared to $148.6 million for the six months ended June 30, 2024. The increase in instructional costs and services expenses were primarily due to increases in faculty compensation costs in our RU, APUS, and HCN Segments due to an increase in registrations at APUS and enrollments at RU and HCN and an increase in classroom and course materials costs in our RU and HCN Segments, partially offset by a decrease in information technology costs in our RU Segment, a decrease in occupancy costs in our RU and HCN Segments, and a decrease in employee compensation costs in Corporate and Other related to the decrease in revenue at GSUSA. Instructional costs and services expenses as a percentage of revenue decreased to 46.9% for the six months ended June 30, 2025, from 48.4% for the three months ended June 30, 2024.
Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2025, were $70.3 million, an increase of $4.0 million, or 6.0%, compared to $66.3 million for the six months ended June 30, 2024. The increase in selling and promotional expenses were primarily due to increases in employee compensation costs in all of our segments, an increase in advertising costs in our APUS and HCN Segments, and marketing support costs in our RU Segment, partially offset by a decrease in advertising costs in our RU Segment. Selling and promotional expenses as a percentage of revenue decreased to 21.5% for the six months ended June 30, 2025, from 21.6% for the six months ended June 30, 2024.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2025, were $74.6 million, an increase of $3.9 million, or 5.4%, compared to $70.7 million for the six months ended June 30, 2024. General and administrative expenses for the six months ended June 30, 2025, included $2.7 million in pre-tax professional fees relating to the Combination in Corporate and Other and the sale of GSUSA. General and administrative expenses for the six months ended June 30, 2024, included $2.0 million in information technology transition service costs in our APUS and HCN Segments as well as Corporate and Other, and $0.5 million in severance costs related to the former president of GSUSA in Corporate and Other and the planned campus closures of our campuses located in Wisconsin in our RU Segment, both on a pre-tax basis. The increase in general and administrative expenses was primarily due to increases in employee compensation costs and professional fees in Corporate and Other, and bad debt expense in all of our segments, partially offset by a decrease in information technology costs and employee compensation costs in our APUS and RU Segments. Consolidated bad debt expense for the six months ended June 30, 2025, was $9.8 million, or 3.0% of revenue, compared to $8.5 million, or 2.8% of revenue in the prior year period. General and administrative expenses as a percentage of revenue decreased to 22.8% for the six months ended June 30, 2025, from 23.0% for the six months ended June 30, 2024. As we continue to evaluate enhancements to our business capabilities, we may incur additional costs and that our general and administrative expenses will vary from time to time.

Depreciation and amortization expenses. Depreciation and amortization expenses were $8.1 million for six months ended June 30, 2025, compared to $10.4 million in the prior year period, a decrease of $2.3 million primarily related to the full amortization of all definite lived intangible assets in our RU Segment in 2024. Depreciation and amortization expenses as a percentage of revenue was 2.5% and 3.4% for the six months ended June 30, 2025, and 2024, respectively.

Loss on assets held for sale. For the six months ended June 30, 2025, the $1.5 million pre-tax non-cash loss on assets held for sale is for real property located in Charles Town, West Virginia in our APUS Segment. There was no loss on assets held for sale in the prior year.

Loss on leases. RU Segment loss on leases was $3.7 million for the six months ended June 30, 2024. There was no loss on leases in the current year period.

Loss on disposals of long-lived assets. The loss on disposal of long-lived assets was $0.3 million for the six months ended June 30, 2025, compared to a loss of $0.2 million for the six months ended June 30, 2024.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $4.5 million and $3.7 million for the six months ended June 30, 2025, and 2024, respectively. Stock-based compensation costs included accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest expense, net. Interest expense, net of interest and other income, was $2.0 million and $0.9 million for the six months ended June 30, 2025, and 2024, respectively. The increase in net interest expense was primarily due to an increase in interest expense due to the expiration of the interest rate cap in December 2024, and a decrease in interest income earned, as compared to the prior year period.

Income tax expense. We recognized income tax expense of $3.9 million and $1.2 million for the six months ended June 30, 2025, and 2024, respectively, or an effective tax rate of 22.5% and 57.4%, respectively. The effective tax rate in 2025 was positively impacted by excess tax benefits related to stock compensation. The effective tax rate in 2024 is primarily due to the $4.4 million equity investment loss not deductible for tax purposes, and an increase in non-deductible stock compensation expense in relation to taxable income in the period.

Equity investment loss. There was no equity investment loss for the six months ended June 30, 2025. The equity investment loss of $4.4 million for six months ended June 30, 2024 was related to a $3.3 million non-cash investment loss on an equity investment due to the investee entering into a new convertible debt agreements, which resulted in the conversion of our preferred stock holdings in the investee into common shares, and the dilution of our ownership percentage, and a $1.1 million loss on sale of our remaining equity method investment.

Net income. Our net income was $13.4 million and $0.9 million, for the six months ended June 30, 2025, and 2024, respectively, an increase of $12.5 million. This increase was related to the factors discussed above.

Preferred stock dividends. Preferred stock dividends were $2.8 million and $3.1 million, for the six months ended June 30, 2025, and 2024, respectively.

Loss on redemption of preferred stock. In June 2025, we redeemed all of our outstanding Series A Senior Preferred Stock for $43.1 million, excluding unpaid and accrued dividends of $1.4 million, resulting in a loss of $3.5 million related to the redemption premium and fees.

Net income (loss) available to common stockholders. The net income available to common stockholders was $7.1 million, for the six months ended June 30, 2025, compared to a net loss available to common stockholders of $2.2 million for the six months ended June 30, 2024, an improvement of $9.3 million. This improvement was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

    The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenue:
APUS Segment	$81,731	$77,048	$165,677	$157,704
RU Segment	59,521	53,034	118,772	106,169
HCN Segment	18,134	16,409	35,810	32,856
Corporate and Other	3,380	6,404	7,058	10,598
Total revenue	$162,766	$152,895	$327,317	$307,327
Income (loss) from operations before interest and income taxes:
APUS Segment	$21,442	$18,291	$45,568	$41,378
RU Segment	(1,976)	(8,826)	(2,048)	(17,792)
HCN Segment	(402)	(744)	(1,148)	(1,048)
Corporate and Other	(12,039)	(6,501)	(23,101)	(15,136)
Total income from operations before interest and income taxes	$7,025	$2,220	$19,271	$7,402

APUS Segment

For the three months ended June 30, 2025, the $4.7 million, or 6.1%, increase to approximately $81.7 million in revenue in our APUS Segment was primarily attributable to higher net course registrations, as compared to the prior year period. Net course registrations increased 7.3% to approximately 96,400 from approximately 89,800 in the prior year period, primarily due to an increase in registrations by students utilizing federal student aid and military-affiliated students utilizing VA. Income from operations before interest and income taxes increased to $21.4 million during the three months ended June 30, 2025, from $18.3 million in the prior year period, an increase of $3.2 million, or 17.2%, and was primarily due to an to the increase in revenue and a decrease in information technology costs, partially offset by an increase in employee compensation costs, as compared to the prior year period.

For the six months ended June 30, 2025, the $8.0 million, or 5.1%, increase to approximately $165.7 million in revenue in our APUS Segment was primarily attributable to higher net course registrations, as compared to the prior year period. Net course registrations increased 5.3% to approximately 198,900 from approximately 188,800 in the prior year period, primarily due to an increase in registrations by students utilizing federal student aid military-affiliated students utilizing VA. Income from operations before interest and income taxes increased to $45.6 million during the six months ended June 30, 2025 from $41.4 million in the prior year period, an increase of $4.2 million, or 10.1%, as a result of the increase in revenue and a decrease in professional fees, partially offset by increases in employee compensation costs and the loss on assets held for sale, as compared to the prior year period.

RU Segment

For the three months ended June 30, 2025, the $6.5 million, or 12.2%, increase to approximately $59.5 million in revenue in the RU Segment was primarily due to a 7.4% increase in total student enrollment which was driven by a 12.2% increase in online enrollment and a 3.2% increase in on-ground enrollment, as compared to the prior year period, and the impact of tuition increases in 2024. The loss from operations before interest and income taxes was $2.0 million and $8.8 million for the three months ended June 30, 2025, and 2024, respectively, an improvement of $6.9 million primarily due to the increase in revenue as well as decreases in information technology costs, depreciation and amortization expenses, and loss on leases, partially offset by an increase in employee compensation costs, as compared to the prior year period.

For the six months ended June 30, 2025, the $12.6 million, or 11.9%, increase to approximately $118.8 million in revenue in the RU Segment was primarily due to a 7.4% increase in total student enrollment which was driven by a 11.6% increase in online enrollment and a 3.2% increase in on-ground enrollment, as compared to the prior year period, and the impact of tuition increases in 2024. The loss from operations before interest and income taxes was $2.0 million and $17.8 million for the six months ended June 30, 2025, and 2024, respectively, an improvement of $15.7 million primarily due to the increase in revenue as well as decreases in loss on leases, information technology costs, and depreciation and amortization expenses, partially offset by an increase in employee compensation costs, classroom and course materials costs, and bad debt expense, as compared to the prior year period.

HCN Segment

For the three months ended June 30, 2025, the $1.7 million, or 10.5%, increase to approximately $18.1 million in revenue in our HCN Segment was primarily due to a 13.5% increase in total student enrollment, as compared to the prior year period. The loss from operations before interest and income taxes was $0.4 million and $0.7 million during the three months ended June 30, 2025, and 2024, respectively, an improvement of $0.3 million, primarily due to the increase in revenue, partially offset by increases in employee compensation costs, classroom and course materials costs, and bad debt expense, as compared to the prior year period.

For the six months ended June 30, 2025, the $3.0 million, or 9.0%, increase to approximately $35.8 million in revenue in our HCN Segment was primarily due to a 11.5% increase in total student enrollment, as compared to the prior year period. The loss from operations before interest and income taxes was $1.1 million and $1.0 million during the six months ended June 30, 2025, and 2024, respectively, a decline of $0.1 million, primarily due to an increase in employee compensation costs, bad debt expense, and classroom and course materials costs partially offset by the increase in revenue and decrease in professional fees.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents were $176.6 million and $158.9 million at June 30, 2025, and December 31, 2024, respectively, representing an increase of $17.6 million, or 11.1%. The increase in cash was primarily due to the collection of TA accounts receivable at APUS, the proceeds from the sale of assets held for sale, and the improved financial performance at RU, partially offset by the redemption of our Series A Senior Preferred Stock. We have historically financed operating activities and capital expenditures with cash provided by operating activities. We expect to continue to fund our costs and expenses through cash generated from operations for the next twelve months and beyond. For more on our material cash requirements from known contractual and other obligations, please refer to the section entitled “Contractual Obligations” in Item 7 of Part II of our Annual Report.

We derive a significant portion of our revenue from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course or term. Another significant source of revenue is derived from TA from DoD and programs from VA. Generally, these funds are received within 60 days of the start of the courses to which they relate. However, in September 2023, APUS changed its approach to invoicing for TA, taking longer to bill TA, which had the effect of delaying payments from 2023 to 2024. Due to this change in the approach to invoicing TA in the fourth quarter of 2023, APUS collected approximately $22.1 million from TA related to periods prior to 2024. In January 2024, APUS separately revised its billing policy for students utilizing TA from two weeks to five weeks after course start date to nine weeks after the course start date. In December 2024, APUS again changed its approach to invoicing for TA, taking longer to bill TA, which had the effect of delaying payments from 2024 to 2025. As a result, during the six months ended June 30, 2025, due to this change in the approach to invoicing TA in the fourth quarter of 2024, APUS collected approximately $32.5 million from TA related to periods prior to 2025.

While the change in billing approach positively impacted the “90%” side of the ratio in 2024 under the 90/10 Rule, it reduced operating cash flow in 2024, increased operating cash flow in 2025, may result in increased bad debt expense in 2025, and may cause the “90%” side of the ratio to increase in 2025 or future years, which could have an adverse impact on our cash flow and results of operations, as well as APUS’s ability to comply with the 90/10 Rule in 2025 or future years. In order to comply in 2025 or future years, we may implement similar changes in our billing approach. The change in billing practice added to our accounts receivable as of December 31, 2024, and resulted in an increase to our leverage ratios as of December 31, 2024, under our Credit Agreement and the purchase agreement for the shares of Series A Senior Preferred Stock as further discussed in “Note 8. Long-Term Debt” and “Note 12. Preferred Stock” included in the Consolidated Financial Statements in this Quarterly Report.

ED evaluates institutions on an annual basis for compliance with specified financial responsibility standards, including a composite score calculation based on a complex formula using line items from the institution’s audited financial statements.

Generally, an institution’s composite score must be at least 1.5 for the institution to be deemed financially responsible. A composite score between 1.0 and 1.5 is considered by ED to be in the “zone.” An institution in the “zone” may still participate in Title IV programs as a financially responsible institution through the “zone alternative” as set forth in ED regulations. On April 9, 2025, ED notified us that according to its calculations, we had a fiscal year end 2023 consolidated composite score of 1.3 and our institutions were therefore in the “zone.” On April 13, 2025, we timely informed ED that we selected the “zone alternative” as the alternative basis on which we establish financial responsibility. As a result, APUS, RU and HCN currently operate under the zone alternative to establish financial responsibility. Under the zone alternative, we are required to: (i) make Title IV disbursements to eligible students and parents under the heightened cash monitoring payment method, or HCM1, pursuant to which we would be required to first make disbursements to eligible students and parents and pay any credit balances before we request or receive funds from ED for the amount of those disbursements; (ii) notify ED of certain oversight and financial events; and (iii) require our auditors to express an opinion on our compliance with the requirements under the zone alternative. Our placement on HCM1 status did not have a significant impact on our financial results for the three and six months ended June 30, 2025, and 2024.

As of December 31, 2024, restricted cash included a $25.4 million restricted certificate of deposit to secure a letter of credit for the benefit of ED on behalf of RU in connection with RU’s 2020 composite score, which is used by ED for determining compliance with financial responsibility standards, being below the minimum required. In May 2025, the letter of credit was released by ED, and the related cash was thereby no longer restricted.

Our Credit Agreement contains financial covenants that require us to maintain a Total Net Leverage Ratio (as defined in each respective agreement) of no greater than 2.00 to 1.00 and 0.75 to 1.00, respectively, subject to certain exceptions. Our Total Net Leverage Ratio, under the Credit Agreement, at June 30, 2025, was negative 0.31 due to the growth in both cash and earnings, and the reduction in restricted cash. The net leverage ratio at December 31, 2024 was 0.20. While we do not anticipate that a higher leverage ratio will have material limitations on our expected operations for 2025, it could result in reduced operational flexibility in 2026 and future years.

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

On January 28, 2025, we announced the Combination. For the period ended June 30, 2025, we incurred approximately $2.4 million in professional fees related to the Combination, and we expect to incur between approximately an additional $1.0 million and $2.0 million in professional fees for the remainder of 2025 in connection with the Combination.

On June 23, 2025, APEI redeemed all 400 outstanding shares of Series A Senior Preferred Stock for $43.1 million, excluding unpaid and accrued dividends of $1.4 million. Accordingly, no shares of preferred stock were issued or outstanding at June 30, 2025. For additional details regarding the redemption of the Series A Senior Preferred Stock, please refer to “Note 12. Preferred Stock” included in our Consolidated Financial Statements.

Operating Activities

Net cash provided by operating activities was $51.8 million and $33.2 million for the six months ended June 30, 2025, and 2024, respectively. The increase in cash from operating activities was primarily due to the collection of TA accounts receivable at APUS related to the 2024 change in TA billing approach, the improved financial performance at RU, and other changes in working capital due to the timing of receipts and payments. Accounts receivable at June 30, 2025, decreased approximately $24.9 million compared to December 31, 2024, primarily related to TA collections in our APUS Segment. Accounts payable, accrued liabilities, and accrued compensation and benefits at June 30, 2025, were approximately $2.4 million higher than December 31, 2024.

Investing Activities

Net cash provided by investing activities was $15.4 million for the six months ended June 30, 2025, compared to $11.4 million of net cash used in investing activities for the six months ended June 30, 2024. For the six months ended June 30, 2025, cash provided by investing activities includes $23.0 million in proceeds from the sale of assets held for sale. Capital expenditures were $7.6 million and $11.4 million for the six months ended June 30, 2025, and 2024, respectively. Prior year period capital expenditures were higher than the current year period primarily due to campus consolidations at RU and relocations at HCN that occurred in the prior year period.

Financing Activities

Net cash used in financing activities was $49.5 million and $9.9 million for the six months ended June 30, 2025, and 2024, respectively. The increase in cash used in financial activities is due to our redemption of our Series A Senior Preferred Stock in June 2025 for $43.1 million, excluding unpaid and accrued dividends of $1.4 million.

Financing activities include preferred stock dividends paid of $2.8 million and $3.1 million for the six months ended June 30, 2025, and 2024, respectively. Financing activities for the six months ended June 30, 2024, include $2.8 million paid for the repurchase of 251,146 shares of common stock, and $2.6 million in principal payments on our long term debt.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of June 30, 2025. We maintain our cash and cash equivalents in bank deposit accounts, money market funds, and short-term U.S. Treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio, the low yield on the portfolio, and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair value of our portfolio.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2025. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

There are risks associated with the Combination, including with respect to the anticipated timeline.

We previously disclosed that we had anticipated completing the Combination in the third quarter of 2025 subject to obtaining required approvals and ED taking related actions. At its June 2025 meeting, HLC approved the Combination and continuation of accreditation upon implementation of the related transactions. As a result of ongoing dialogue with ED and HLC as to their preferred implementation process for and the timing of the Combination, the implementation of the Combination may be postponed, including potentially into the second quarter of 2026.

For additional information regarding risks related to the Combination, see our Form 10-K and the Risk Factor in that Form 10-K with the caption beginning “The planned combination of APUS, RU, and HCN….”

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

President Trump and members of his administration have also stated that the administration intends to dismantle ED, limiting its functions to only those that are statutorily required or transferring oversight of certain functions to other agencies. On March 11, 2025, ED announced a reduction in force, or RIF, effective March 21, 2025, resulting in office, staff, and program cuts. ED has claimed the reduction in force will not directly impact students and families and will empower states and localities. On May 22, 2025, a federal judge ordered ED to reverse the RIF, which order ED has appealed. On July 14, 2025, the order was stayed by the U.S. Supreme Court pending disposition of the appeal, thus allowing the RIF to proceed. Relatedly, on March 20, 2025, President Trump signed an Executive Order titled “Improving Education Outcomes by Empowering Parents, States, and Communities”, or the Executive Order, which, among other things, instructed the Secretary of Education to facilitate the closure of ED and maintain certain services, programs, and benefits, including student loans and Pell grants. We cannot predict the extent to which the RIF or the Executive Order will impact our results of operations and business, including as it relates to the Combination.

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

The OBBBA may adversely impact us or our students’ ability to participate in federal student financial aid programs, which could have a significant adverse impact on enrollments and our business, operations, and financial results.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Legislative and Regulatory Activity– The One Big Beautiful Bill Act”, President Trump recently signed into law the OBBBA, which, among other things, makes significant changes to federal student financial aid programs and eligibility requirements for such programs. New caps on federal loans for graduate and professional students and parents of undergraduates may limit borrowing options for our students and the accountability framework and related earnings test may limit the availability of certain programs due to a potential loss of Federal Direct Loan eligibility. These changes may impact our students’ ability to participate in federal student loan programs, which may have a significant adverse impact on enrollments and our business, operations, and financial results. Various portions of the OBBBA may go through negotiated rulemaking prior to implementation, and we cannot predict the timing or outcome of those negotiations or the rulemaking process.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2025	—	—	—	556,518	5,979,687
April 1, 2025 - April 30, 2025	—	—	—	557,067	5,979,687
May 1, 2025 - May 31, 2025	—	—	—	579,579	5,979,687
June 1, 2025 - June 30, 2025	—	—	—	579,579	5,979,687
Total	—	—	—	579,579	$5,979,687

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

(3)During the three months ended June 30, 2025, we were deemed to have repurchased 1,286 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board as described in footnotes 1 and 2 of this table.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

On August 4, 2025, the Board of Directors of the Company, or the Board, appointed James Kenigsberg as Interim Chief Innovation and Technology Officer of the Company and Mr. Kenigsberg resigned from the Board, including as Chair of the Nominating and Corporate Governance Committee of the Board and a member of the Management Development and Compensation Committee of the Board, in each case effective immediately. The Board reduced the size of the Board to six members effective as of that time.

On August 4, 2025, the Company and Craig MacGibbon determined that Mr. MacGibbon will step down from his role as Executive Vice President, Chief Information Officer, effective August 19, 2025. Mr. MacGibbon will receive severance benefits under the terms of the American Public Education, Inc. Executive Severance Plan consistent with the provisions for a termination of employment without cause. A copy of the Executive Severance Plan is filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2017.

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below.

Name and Title	Date Adopted	Character of trading Agreement	Aggregate Number of Shares of Common Stock to be (Sold) Purchased Pursuant to Trading Agreement	Duration
James Kenigsberg Director	August 8, 2024	Rule 10b5-1 Trading Arrangement	Up to (6,969) (1)	August 29, 2025 (2)
Michael D. Braner (3) Director	June 6, 2025	Rule 10b5-1 Trading Arrangement	(4)	June 6, 2026
(1) The figure presented represents shares to be sold upon the vesting of equity awards.
(2) This trading arrangement was terminated on June 11, 2025, but would have otherwise permitted transactions through and including the earlier to occur of (a) the completion of all sales on the respective order entry date and (b) the date listed in the table.
(3) This trading arrangement was entered into by 325 Capital LLC, a Delaware limited liability company (“325”). 325 serves as the investment manager of certain separately managed accounts (“SMAs”) and is deemed to beneficially own the shares directly held in the SMAs. Mr. Braner is a managing member of 325 and may be deemed to beneficially own the securities beneficially owned by 325.
(4) This trading arrangement provides for the sale of shares held by each of 325’s SMAs whose value, as calculated each trading day for the duration of the trading agreement, equals or exceeds 15% of the aggregate value of assets held by the respective SMA; however, the sale of such shares on any given day may not exceed 10% of the daily average trading volume for such day.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Certificate of Elimination of Series A Senior Preferred Stock of American Public Education, Inc. (2)
10.1	Amendment Number Four to the American Public Education, Inc. 2017 Omnibus Incentive Plan (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
EX-101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (File No. 001-33810), filed with the SEC on November 14, 2007.
(2)	Incorporated by reference to exhibit filed with the Company’s Current Report on Form 8-K (File No. 001-33810) filed with the SEC on June 23, 2025.
(3)	Incorporated by reference to exhibit filed with the Company’s Current Report on Form 8-K (File No. 001-33810) filed with the SEC on May 27, 2025.
(4)	Filed herewith.
(5)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	August 6, 2025
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard W. Sunderland, Jr.	August 6, 2025
Richard W. Sunderland, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)