Form 10-Q
period 2025-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2025-11-10
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The total number of shares of common stock outstanding as of November 7, 2025 was 18,085,030.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of September 30, 2025	As of December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$193,144	$158,941
Accounts receivable, net of allowance of $19,837 in 2025 and $19,280 in 2024	43,908	62,465
Prepaid expenses	14,426	13,748
Income tax receivable	7,632	949
Assets held for sale	—	24,469
Total current assets	259,110	260,572
Property and equipment, net	70,739	73,383
Operating lease assets, net	61,596	94,776
Deferred income taxes	40,075	47,311
Intangible assets, net	28,221	28,221
Goodwill	59,593	59,593
Other assets, net	5,962	6,247
Total assets	$525,296	$570,103
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,708	$7,847
Accrued compensation and benefits	30,033	20,546
Accrued liabilities	18,024	13,735
Deferred revenue and student deposits	23,952	23,474
Lease liabilities, current	11,672	13,553
Total current liabilities	91,389	79,155
Lease liabilities, long-term	60,203	93,645
Long-term debt, net	94,368	93,424
Total liabilities	245,960	266,224
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; 400 shares issued and outstanding in 2024, ($117,439 liquidation preference per share, $46,976 in aggregate, for 2024) (Note 12)	—	39,691
Common stock, $.01 par value; 100,000,000 shares authorized; 18,080,212 issued and outstanding in 2025; 17,712,575 issued and outstanding in 2024	181	177
Additional paid-in capital	308,290	305,823
Accumulated other comprehensive loss	(27)	(7)
Accumulated deficit	(29,108)	(41,805)
Total stockholders’ equity	279,336	303,879
Total liabilities and stockholders’ equity	$525,296	$570,103

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenue	$163,215	$153,122	$490,532	$460,449
Costs and expenses:
Instructional costs and services	74,698	75,401	228,065	224,042
Selling and promotional	36,139	33,459	106,392	99,753
General and administrative	34,689	35,030	109,243	105,733
Depreciation and amortization	3,946	5,080	12,026	15,440
Loss on sale of subsidiary (Note 2)	3,877	—	3,877	—
Loss on assets held for sale (Note 4)	—	—	1,527	—
Loss on leases (Note 5)	77	—	77	3,715
Loss on disposals of long-lived assets	92	23	357	235
Total costs and expenses	153,518	148,993	461,564	448,918
Income from operations before interest and income taxes	9,697	4,129	28,968	11,531
Interest expense, net	(1,069)	(631)	(3,064)	(1,542)
Income before income taxes	8,628	3,498	25,904	9,989
Income tax expense	3,068	1,236	6,955	2,433
Equity investment loss	—	—	—	(4,407)
Net income	$5,560	$2,262	$18,949	$3,149
Preferred stock dividends	—	1,531	2,751	4,597
Loss on redemption of preferred stock	—	—	3,501	—
Net income (loss) available to common stockholders	$5,560	$731	$12,697	$(1,448)

Income (loss) per common share:
Basic	$0.31	$0.04	$0.71	$(0.08)
Diluted	$0.30	$0.04	$0.68	$(0.08)
Weighted average number of common shares:
Basic	18,070	17,679	17,982	17,604
Diluted	18,755	18,247	18,596	18,076

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net income	$5,560	$2,262	$18,949	$3,149
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on hedging derivatives	10	(93)	(36)	444
Tax effect	(9)	23	11	(110)
Unrealized gain (loss) on hedging derivatives, net of taxes	1	(70)	(25)	334

Reclassification of loss (gain) to net income	—	(807)	7	(2,378)
Tax effect	—	200	(2)	590
Reclassifications of loss (gain) to net income, net of taxes	—	(607)	5	(1,788)
Total other comprehensive gain (loss)	1	(677)	(20)	(1,454)

Comprehensive income (loss)	$5,561	$1,585	$18,929	$1,695

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	400	$39,691	17,712,575	$177	$305,823	$(7)	$(41,805)	$303,879
Preferred stock dividends	—	—	—	—	—	—	(1,432)	(1,432)
Exercise of stock options	—	—	14,431	—	143	—	—	143
Issuance of common stock under employee benefit plans	—	—	480,515	5	(5)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(171,100)	(2)	(3,691)	—	—	(3,693)
Stock-based compensation	—	—	—	—	2,263	—	—	2,263
Other comprehensive loss	—	—	—	—	—	(41)	—	(41)
Net income	—	—	—	—	—	—	8,893	8,893
Balance as of March 31, 2025	400	$39,691	18,036,421	$180	$304,533	$(48)	$(34,344)	$310,012
Preferred stock dividends	—	—	—	—	—	—	(1,319)	(1,319)
Redemption of preferred stock	(400)	(39,691)	—	—	—	—	—	(39,691)
Loss on redemption of preferred stock	—	—	—	—	—	—	(3,501)	(3,501)
Exercise of stock options	—	—	8,307	—	15	—	—	15
Issuance of common stock under employee benefit plans	—	—	18,157	—	—	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(1,286)	—	(30)	—	—	(30)
Stock-based compensation	—	—	—	—	2,238	—	—	2,238
Other comprehensive income	—	—	—	—	—	20	—	20
Net income	—	—	—	—	—	—	4,496	4,496
Balance as of June 30, 2025	—	—	18,061,599	$180	$306,756	$(28)	$(34,668)	$272,240
Exercise of stock options	—	—	5,086	—	107	—	—	107
Issuance of common stock under employee benefit plans	—	—	20,409	2	(2)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(6,882)	(1)	(205)	—	—	(206)
Stock-based compensation	—	—	—	—	1,634	—	—	1,634
Other comprehensive income	—	—	—	—	—	1		1
Net income	—	—	—	—	—	—	5,560	5,560
Balance as of September 30, 2025	—	—	18,080,212	$181	$308,290	$(27)	$(29,108)	$279,336

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	400	$39,691	17,604,371	$176	$299,561	$1,644	$(49,096)	$291,976
Preferred stock dividends	—	—	—	—	—	—	(1,535)	(1,535)
Issuance of common stock under employee benefit plans	—	—	331,781	3	(3)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(113,911)	(1)	(1,339)	—	—	(1,340)
Stock-based compensation	—	—	—	—	1,918	—	—	1,918
Repurchased and retired shares of common stock	—	—	(251,146)	(2)	—	—	(2,766)	(2,768)
Other comprehensive loss	—	—	—	—	—	(294)	—	(294)
Net income	—	—	—	—	—	—	516	516
Balance as of March 31, 2024	400	$39,691	17,571,095	$176	$300,137	$1,350	$(52,881)	$288,473
Preferred stock dividends	—	—	—	—	—	—	(1,531)	(1,531)
Exercise of stock options	—	—	5,796	—	67	—	—	67
Issuance of common stock under employee benefit plans	—	—	94,961	1	—	—	—	1
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(1,826)	—	(26)	—	—	(26)
Stock-based compensation	—	—	—	—	1,823	—	—	1,823
Other comprehensive loss	—	—	—	—	—	(483)	—	(483)
Net income	—	—	—	—	—	—	371	371
Balance as of June 30, 2024	400	39,691	17,670,026	177	302,001	867	(54,041)	288,695
Preferred stock dividends	—	—	—	—	—	—	(1,531)	(1,531)
Issuance of common stock under employee benefit plans	—	—	46,511	—	—	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(5,650)	—	(92)	—	—	(92)
Stock-based compensation	—	—	—	—	1,761	—	—	1,761
Other comprehensive loss	—	—	—	—	—	(677)		(677)
Net income	—	—	—	—	—	—	2,262	2,262
Balance as of September 30, 2024	400	39,691	17,710,887	177	303,670	190	(53,310)	290,418

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)
Operating activities
Net income	$18,949	$3,149
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,026	15,440
Amortization of debt issuance costs	1,019	1,123
Stock-based compensation	6,135	5,502
Equity investment loss	—	4,407
Deferred income taxes	7,236	816
Loss on assets held for sale	1,527	—
Loss on disposals of long-lived assets	357	235
Loss on sale of subsidiary	2,764	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	16,430	8,325
Prepaid expenses	(990)	(4,651)
Income tax receivable	(6,683)	(4,886)
Operating leases, net	(364)	2,997
Other assets	(785)	(374)
Accounts payable	1,034	1,797
Accrued compensation and benefits	9,337	5,388
Accrued liabilities	2,734	4,516
Deferred revenue and student deposits	2,790	3,489
Net cash provided by operating activities	73,516	47,273
Investing activities
Cash outlay from the sale of subsidiary	(709)	—
Capital expenditures	(11,796)	(17,728)
Proceeds from the sale of real property	22,959	—
Net cash provided by (used in) investing activities	10,454	(17,728)
Financing activities
Cash paid for repurchase of common stock	(3,929)	(4,225)
Cash received from exercise of stock options	265	67
Preferred stock dividends paid	(2,751)	(4,597)
Cash paid for redemption of preferred stock	(43,192)	—
Cash paid for principal on borrowings and finance leases	(160)	(2,883)
Net cash used in financing activities	(49,767)	(11,638)
Net increase in cash, cash equivalents, and restricted cash	34,203	17,907
Cash, cash equivalents, and restricted cash at beginning of period	158,941	144,342
Cash, cash equivalents, and restricted cash at end of period	$193,144	$162,249

Supplemental disclosure of cash flow information
Interest paid	$7,271	$8,183
Income taxes paid	$6,393	$6,023

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

•American Public Training LLC, which is referred to herein as Graduate School USA, or GSUSA, provides career learning and leadership training in-person and online to the federal workforce. On July 25, 2025, or the GSUSA Sale Date, APEI completed the sale of its membership interest in GSUSA; therefore, the Consolidated Balance Sheet as of September 30, 2025, no longer includes the accounts of GSUSA. The accompanying Consolidated Financial Statements include the operations of GSUSA through the GSUSA Sale Date in Corporate and Other. Please refer to “Note 2. Summary of Significant Accounting Policies” for more information on APEI’s sale of its membership interest in GSUSA.

The Company’s subsidiary institutions are licensed or otherwise authorized by state authorities to offer education programs to the extent the institutions believe such licenses or authorizations are required and are certified by the United States Department of Education, or ED, to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

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

Adjustments to reconcile segment results to the Consolidated Financial Statements are included in Corporate and Other. These adjustments include unallocated corporate activity and eliminations, and, prior to the GSUSA Sale Date, the operational activities of GSUSA. Prior to the GSUSA Sale Date, GSUSA operated as a stand-alone subsidiary of APEI but did not meet the quantitative thresholds to qualify as a reportable segment and did not have other requisite characteristics as a reportable segment. Therefore, GSUSA’s results prior to the GSUSA Sale Date were combined with and presented within Corporate and Other.

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

Business Divestitures

The Company accounts for business divestitures in accordance with FASB ASC 810, Consolidation. On the GSUSA Sale Date, APEI completed the sale of its membership interest in its wholly owned subsidiary, GSUSA, for $0.5 million, subject to customary adjustments, including for net working capital and cash, and recorded a $3.9 million loss on sale of subsidiary. Subsequent to the GSUSA Sale Date, APEI has no continuing involvement in GSUSA. The sale of its membership interest in GSUSA is not considered a significant shift in the strategic focus of APEI, nor is it considered material to APEI’s operations, cash flows, and financial position, and therefore the sale of GSUSA is not accounted for as a discontinued operation.

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

Restricted Cash

Restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. As of December 31, 2024, restricted cash included a $25.4 million restricted certificate of deposit to secure a letter of credit for the benefit of ED on behalf of RU in connection with RU’s 2020 composite score, which is used by ED for determining compliance with financial responsibility standards, being below the minimum required. In May 2025, the letter of credit was released by ED, and the cash was thereafter no longer restricted. Restricted cash on the accompanying Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, excluding the restricted certificate of deposit at December 31, 2024, was $1.8 million and $1.5 million, respectively. Total restricted cash as of September 30, 2025, and December 31, 2024, was $1.8 million and $27.0 million, respectively.

Cash and cash equivalents and restricted cash as of September 30, 2025, and December 31, 2024, were as follows (in thousands):

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)
Cash, cash equivalents, and restricted cash	$193,144	$158,941
Less: restricted cash	(1,799)	(27,015)
Total unrestricted cash	$191,345	$131,926

Assets Held for Sale
Assets held for sale at December 31, 2024 represent excess real property located in Charles Town, West Virginia for the APUS Segment. Long-lived assets are classified as held for sale when the assets are expected to be sold within the next 12 months and meet the other relevant held for sale criteria. As such, the properties are recorded at the lower of the carrying value or fair value, less costs to sell, until such time the assets are sold. The Company completed the sale of its remaining assets held for sale in June 2025. For additional details regarding assets held for sale, please refer to “Note 4. Assets Held for Sale” to the Consolidated Financial Statements.

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Goodwill and indefinite-lived intangible assets are not amortized. The Company accounts for goodwill and indefinite-lived intangible assets in accordance with FASB ASC 350, Intangibles Goodwill and Other, and Accounting Standards Update, or ASU, 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Company’s goodwill and intangible assets are deductible for tax purposes.

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

During the second quarter of 2024, the Company sold its remaining equity method investment back to the investee, as it was no longer considered a strategic investment. As a result, the Company recorded an investment loss of $1.1 million during the second quarter of 2024 on a 2013 equity method investment. The investment loss recorded reduced the book value of the equity method investment to zero. As a result, the Company no longer has any investments accounted for under ASC 323 and ASC 321 as of September 30, 2025, and December 31, 2024.

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

Stock-based compensation expense for the three and nine months ended September 30, 2025, and 2024, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Instructional costs and services	$172	$189	$583	$609
Selling and promotional	122	120	515	389
General and administrative	1,340	1,452	5,037	4,504
Total stock-based compensation expense	$1,634	$1,761	$6,135	$5,502

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2025, and 2024, the Management Development and Compensation Committee of the Board approved annual incentive arrangements for senior management employees. The aggregate amount of awards payable, if any, is dependent upon the achievement of certain Company financial and operational goals and the satisfaction of individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. During the three and nine months ended September 30, 2025, the Company recognized an aggregate incentive-based compensation expense of $2.3 million and $7.3 million, respectively, compared to an aggregate expense of $1.7 million and $5.4 million for the three and nine months ended September 30, 2024, respectively.

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

Note 3. Revenue

Disaggregation of Revenue

    In the following table, revenue, shown net of grants and scholarships, is disaggregated by type of service provided. The table also includes a reconciliation of the disaggregated revenue within the reportable segments (in thousands):

	Three Months Ended September 30, 2025
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$81,583	$51,256	$15,138	$808	$148,785
Graduation fees	1,225	—	—	—	1,225
Textbook and other course materials	—	8,853	2,962	—	11,815
Other fees	329	721	340	—	1,390
Total Revenue	$83,137	$60,830	$18,440	$808	$163,215

	Three Months Ended September 30, 2024
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$76,037	$44,263	$13,014	$8,044	$141,358
Graduation fees	794	—	—	—	794
Textbook and other course materials	—	7,814	2,120	—	9,934
Other fees	150	527	359	—	1,036
Total Revenue	$76,981	$52,604	$15,493	$8,044	$153,122

	Nine Months Ended September 30, 2025
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$244,652	$151,418	$44,961	$7,866	$448,897
Graduation fees	3,222	—	—	—	3,222
Textbook and other course materials	—	26,168	8,336	—	34,504
Other fees	940	2,016	953	—	3,909
Total Revenue	$248,814	$179,602	$54,250	$7,866	$490,532

	Nine Months Ended September 30, 2024
	(Unaudited)
	APUS	RU	HCN	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$232,261	$133,675	$40,303	$18,642	$424,881
Graduation fees	1,913	—	—	—	1,913
Textbook and other course materials	—	23,507	7,072	—	30,579
Other fees	511	1,591	974	—	3,076
Total Revenue	$234,685	$158,773	$48,349	$18,642	$460,449

Corporate and Other includes tuition and contract training revenue earned by GSUSA through the GSUSA Sale Date and the elimination of intersegment revenue for courses taken by employees of one segment at other segments.

Contract Balances and Performance Obligations

The Company had no contract assets or deferred contract costs as of September 30, 2025, and December 31, 2024.
The Company recognizes a contract liability, or deferred revenue, when a student begins a course, in the case of APUS, or starts a term, in the case of RU and HCN. Deferred revenue at September 30, 2025, was $24.0 million and included $15.7 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $8.2 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. Deferred revenue at December 31, 2024, was $23.5 million and included $14.1 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $9.4 million in student deposits.

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

Note 4. Assets Held for Sale

Assets held for sale at December 31, 2024, represent excess real property located in Charles Town, West Virginia, for the Company’s APUS Segment.

In the first quarter of 2025, APUS entered into an agreement to sell a building classified in assets held for sale as of December 31, 2024, for $7.0 million, and recorded a loss of $1.5 million, based on the contract amount less estimated costs to sell of $0.4 million. The loss is included in loss on assets held for sale in the accompanying Consolidated Statements of Income for the nine months ended September 30, 2025. APUS completed the sale in June 2025 for net sales proceeds of $6.6 million.

In the fourth quarter of 2024, APUS entered into an agreement to sell a building previously in use for $16.6 million. As a result, the building was reclassified to held for sale as of December 31, 2024, at the contract amount less estimated costs to sell of $0.7 million, or $15.9 million. APUS completed the sale in June 2025 for net sales proceeds of $15.9 million.

In the fourth quarter of 2024, APUS entered into an agreement to sell an undeveloped parcel of land for $0.5 million which approximated its carrying value. As a result, the land was classified in assets held for sale as of December 31, 2024. APUS completed the sale in February 2025 for net sales proceeds of $0.5 million.

Total cash received from the sale of assets held for sale was $23.0 million for the nine months ended September 30, 2025.

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

Operating Leases

The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company leases corporate office space in Florida, under an operating lease that expires in January 2029. The RU Segment leases 20 campuses located in six states under operating leases that expire through March 2034 and, until October 31, 2025, administrative office space in Minneapolis, Minnesota. The HCN Segment leases administrative office space in suburban Columbus, Ohio, and leases eight campuses located in three states under operating leases that expire through December 2034. Prior to the GSUSA Sale Date, GSUSA leased classroom and administrative office space in Washington, D.C. and Honolulu, Hawaii.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and nine months ended September 30, 2025, was $3.9 million and $13.3 million, respectively, compared to $4.7 million and $14.2 million for the three and nine months ended September 30, 2024, respectively. These costs are primarily related to long-term operating leases but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the three and nine months ended September 30, 2025, was $4.3 million and $13.8 million, respectively, compared to $4.5 million and $12.8 million for the three and nine months ended September 30, 2024, respectively, and is included in operating cash flows.

Loss on Leases

During the three months ended March 31, 2024, the Company elected to terminate its RU Segment lease for a planned Dallas, Texas campus. The Company paid a lease termination fee of $2.2 million and recorded a loss of $2.1 million as a result of this lease termination. Additionally, in the first quarter of 2024, the Company’s RU Segment began consolidating two Minnesota campuses, and, as a result, during the three months ended June 30, 2024, the Company paid a lease termination fee of $1.2 million related to the consolidation and recorded a $1.2 million loss on leases as a result of the lease termination.

In May 2024, RU notified the Wisconsin Educational Approval Program that it intends to voluntarily close two Wisconsin campuses, effective December 31, 2025, and 2026, respectively. As a result, the Company recorded a lease impairment of $0.4 million during the three months ended June 30, 2024, and recorded an additional lease impairment of $0.1 million during the three months ended September 30, 2025.

The total loss on leases was $0.1 million for the three and nine months ended September 30, 2025, and $3.7 million for the nine months ended September 30, 2024, and is included in Loss on leases in the Consolidated Statements of Income.

Finance Leases

The Company leases copiers and printers pursuant to leases that are classified as finance leases and that expire in 2027. The Company pledged the assets financed to secure the outstanding leases. As of September 30, 2025, the total finance lease liability was $0.3 million, with an average interest rate of 7.00%. The ROU assets are recorded within Property and equipment, net on the accompanying Consolidated Balance Sheets. Lease amortization expense associated with the Company’s finance leases was $46,000 and $0.1 million for the three and nine months ended September 30, 2025, respectively, compared to $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, and is recorded in Depreciation and amortization expense in the accompanying Consolidated Statements of Income.

The following tables present information about the amount and timing of cash flows arising from the Company’s operating and finance leases as of September 30, 2025 (in thousands):

Maturity of Lease Liabilities (Unaudited)	Operating Leases	Finance Leases
2025 (remaining)	$3,938	$53
2026	15,168	213
2027	13,957	36
2028	12,560	—
2029	10,913	—
2030	11,099	—
2031 and beyond	18,600	—
Total future minimum lease payments	$86,235	$302
Less: imputed interest	(14,647)	(15)
Present value of operating lease liabilities	$71,588	$287
Less: lease liabilities, current	(11,473)	(199)
Lease liabilities, long-term	$60,115	$88

Balance Sheet Classification (Unaudited)
Current:
Operating lease liabilities, current	$11,473
Finance lease liabilities, current	199
Long-term:
Operating lease liabilities, long-term	60,115
Finance lease liabilities, long-term	88
Total lease liabilities	$71,875

Other Information (Unaudited)
Weighted average remaining lease term (in years):
Operating leases	6.34
Finance leases	1.41
Weighted average discount rate:
Operating leases	5.4%
Finance leases	7.0%

Note 6. Goodwill and Intangible Assets

During the three months ended September 30, 2025, in connection with the preparation of this Quarterly Report, the Company performed a qualitative assessment for potential impairment of the RU and HCN Segment goodwill and indefinite-lived intangible assets. As part of the assessment, the Company considered the events and circumstances expressly required by ASC 350, in addition to other entity-specific factors. Factors considered included RU and HCN’s financial and enrollment performance against internal targets, economic factors, and the continued favorable growth outlook for nursing education. After completing the qualitative review of goodwill and indefinite-lived intangible assets for the RU and HCN Segments, the Company concluded it was more likely than not that the fair value of each of the RU and HCN Segments was more than the respective carrying value, and therefore, no quantitative impairment test and no impairment charge was necessary.

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

All recorded identified intangible assets with a definite useful life were fully amortized as of December 31, 2024. Finite-lived intangible assets were amortized in a manner that reflected the estimated economic benefit of the intangible assets and were amortized on a straight-line basis. For the three and nine months ended September 30, 2024, the Company recorded amortization expense related to definite-lived intangible assets of approximately $0.8 million and $3.3 million, respectively. For additional information on goodwill and intangible assets, see the Consolidated Financial Statements and accompanying notes in the Annual Report.

Note 7. Income (Loss) Per Common Share

Income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income (loss) available to common stockholders is net income (loss) adjusted for preferred stock dividends declared and loss on redemptions of preferred stock. Diluted income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding, increased by the shares used in the per share calculation by the dilutive effects of restricted stock and option awards. The table below reflects the calculation of income (loss) per common share and the weighted average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted income (loss) per common share (in thousands, expect per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Income (loss) per common share
Net income	$5,560	$2,262	$18,949	$3,149
Preferred stock dividend	—	1,531	2,751	4,597
Loss on redemption of preferred stock	—	—	3,501	—
Net income (loss) available to common shareholders	$5,560	$731	$12,697	$(1,448)
Basic weighted average shares outstanding	18,070	17,679	17,982	17,604
Income (loss) per common share	$0.31	$0.04	$0.71	$(0.08)

Diluted income (loss) per common share
Net income (loss) available to common shareholders	$5,560	$731	$12,697	$(1,448)
Basic weighted average shares outstanding	18,070	17,679	17,982	17,604
Effect of dilutive restricted stock and options	685	568	614	472
Diluted weighted average shares outstanding	18,755	18,247	18,596	18,076
Diluted income (loss) per common share	$0.30	$0.04	$0.68	$(0.08)

The table below reflects a summary of securities that could potentially dilute basic income (loss) per common share in future periods that were not included in the computation of diluted income (loss) per share because the effect would have been antidilutive (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Antidilutive securities:
Stock options	4	104	29	110
Restricted shares	—	—	25	22
Total antidilutive securities	4	104	54	132

Note 8. Long-Term Debt

In connection with the acquisition of RU, APEI, as borrower, entered into a Credit Agreement with Macquarie Capital Funding LLC, or the Credit Agreement, as administrative agent and collateral agent, or the Agent, Macquarie Capital USA Inc.

and Truist Securities, Inc., as lead arrangers and joint bookrunners, and certain lenders party thereto, or the Lenders. The Credit Agreement provides for (i) a senior secured term loan facility in an aggregate original principal amount of $175.0 million, or the Term Loan, with a scheduled maturity date of September 1, 2027 and (ii) a senior secured revolving loan facility in an aggregate commitment amount of $20.0 million, or the Revolving Credit Facility, and, together with the Term Loan, is referred to as the Facilities, with a scheduled maturity date of September 1, 2026, the full capacity of which may be utilized for the issuance of letters of credit. The Revolving Credit Facility also includes a $5.0 million sub-facility for swing line loans. The Term Loan, the proceeds of which were used as part of the cash consideration for the RU acquisition, was fully funded on September 1, 2021, or the RU Closing Date, and is presented net of deferred financing fees on the accompanying Consolidated Balance Sheets. Deferred financing fees are being amortized using the effective interest method over the term of the Term Loan. As of September 30, 2025, and December 31, 2024, the remaining unamortized deferred financing fees were $2.1 million and $3.0 million, respectively. Deferred financing fees of $0.5 million related to the Revolving Credit Facility were recorded as an asset and are being amortized to interest expense over the term of the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility as of September 30, 2025, and December 31, 2024.

Outstanding borrowings under the Facilities bear interest at a per annum rate equal to Term Secured Overnight Financing Rate, or Term SOFR, plus 5.50% (plus a credit spread adjustment ranging from 0.11448% to 0.42826% depending on the interest period selected by APEI), and subject to a 0.75% floor after giving effect to such adjustment, which shall increase by an additional 2.00% on all past due obligations if APEI fails to pay any amount when due. As of September 30, 2025, the Facilities’ borrowing rate was 9.93%. An unused commitment fee in the amount of 0.50% is payable quarterly in arrears based on the average daily unused amount of the commitments under the Revolving Credit Facility.

Interest expense, including offsets from the interest rate cap agreement in 2024, was $2.5 million and $7.3 million for the three and nine months ended September 30, 2025, respectively, compared to $1.9 million and $5.8 million for the three and nine months ended September 30, 2024, respectively.

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

The Credit Agreement contains customary affirmative and negative covenants, including limitations on APEI’s and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Facilities. In addition, the Credit Agreement contains a financial covenant that requires APEI to maintain a Total Net Leverage Ratio of no greater than 2.00 to 1.00. As of September 30, 2025, the Company was in compliance with all debt covenants.

For additional information on certain restrictions placed on the Company’s indebtedness pursuant to the terms of the Company’s Series A Senior Preferred Stock prior to the redemption on June 23, 2025, please refer to “Note 12. Preferred Stock” to the Consolidated Financial Statements.

Long-term debt consists of the following as of September 30, 2025, and December 31, 2024 (in thousands):

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)
Credit agreement	$96,425	$96,425
Deferred financing fees	(2,057)	(3,001)
Total debt	94,368	93,424
Less: Current portion	—	—
Long-Term Debt	$94,368	$93,424

Scheduled maturities of long-term debt as of September 30, 2025, are as follows (in thousands):

Maturities of Long-Term Debt (Unaudited)	Loan Payments
2027	$96,425
Total	$96,425

Derivatives and Hedging

The Company is subject to interest rate risk, as all outstanding borrowings under the Credit Agreement are subject to a variable rate of interest. On September 30, 2021, the Company entered into an interest rate cap agreement to manage its exposure to the variable rate of interest with a total notional value of $87.5 million. On June 30, 2023, in connection with the transition of the benchmark rate to Term SOFR, the Company entered into a new interest rate cap agreement, designated as a cash flow hedge, with the same notional value, to provide the Company with interest rate protection in the event that the Term SOFR rate exceeded 1.78%. The interest rate cap agreement expired on January 1, 2025.

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

Note 9. Segment Information

The Company’s Chief Executive Officer, as the chief operating decision maker, or CODM, organizes the company, manages resource allocations, and measures performance among three operating and reportable segments: APUS, RU, and HCN. Corporate and Other includes unallocated corporate activity and eliminations to reconcile segment results to the Consolidated Financial Statements, and, prior to the GSUSA Sale Date, GSUSA revenue and expenses. GSUSA did not meet the quantitative thresholds to qualify as a reportable segment.

The CODM reviews information about each reportable segment’s revenue and categorized expenses, and allocates resources to, and measures the performance of, each reportable segment using reportable segment operating income (loss). The CODM does not evaluate reportable segment asset or liability information.

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
APUS Segment
Revenue	83,137	76,981	248,814	234,685
Instructional costs and services	26,087	25,353	81,916	78,668
Selling and promotional	16,809	14,882	48,455	45,309
General and administrative	13,954	14,765	42,996	44,843
Other (1)	1,007	1,216	4,599	3,722
Income from operations before interest and income taxes	25,280	20,765	70,848	62,143
RU Segment
Revenue	60,830	52,604	179,602	158,773
Instructional costs and services	35,923	34,814	104,427	101,292
Selling and promotional	16,715	15,846	49,517	47,180
General and administrative	7,266	6,462	22,291	22,120
Other (2)	2,166	3,091	6,655	13,582
Loss from operations before interest and income taxes	(1,240)	(7,609)	(3,288)	(25,401)
HCN Segment
Revenue	18,440	15,493	54,250	48,349
Instructional costs and services	11,762	11,100	34,645	32,929
Selling and promotional	2,236	1,471	5,914	3,731
General and administrative	4,778	3,182	14,137	12,310
Other (3)	537	511	1,575	1,198
Loss from operations before interest and income taxes	(873)	(771)	(2,021)	(1,819)

Corporate and Other
Revenue	808	8,044	7,866	18,642
Instructional costs and services	926	4,134	7,077	11,153
Selling and promotional	379	1,260	2,506	3,533
General and administrative	8,691	10,623	29,819	26,462
Other (4)	4,282	283	5,035	886
Loss from operations before interest and income taxes	(13,470)	(8,256)	(36,571)	(23,392)

Total reportable segment revenue	162,407	145,078	482,666	441,807
Corporate and other revenue	808	8,044	7,866	18,642
Total consolidated revenue	163,215	153,122	490,532	460,449
Total reportable segment income from operations before interest and income taxes	23,167	12,385	65,539	34,923
Corporate and other (loss) from operations before interest and income taxes	(13,470)	(8,256)	(36,571)	(23,392)
Total consolidated income from operations before interest and income taxes	9,697	4,129	28,968	11,531

(1) Includes loss on assets held for sale, loss on disposal of long-lived assets, and depreciation and amortization expense.
(2) Includes loss on disposal of long-lived assets, loss on leases, and depreciation and amortization expense.
(3) Includes depreciation and amortization expense.
(4) Includes loss on sale of subsidiary and depreciation and amortization expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Depreciation and amortization
APUS Segment	939	1,216	2,951	3,671
RU Segment	2,065	3,069	6,342	9,684
HCN Segment	537	512	1,575	1,199
Total reportable segment depreciation and amortization	3,541	4,797	10,868	14,554
Corporate and Other	405	283	1,158	886
Total consolidated depreciation and amortization	3,946	5,080	12,026	15,440
Interest expense, net
APUS Segment	401	394	1,082	1,274
RU Segment	87	(9)	601	(19)
HCN Segment	71	71	241	123
Total reportable segment interest expense, net	559	456	1,924	1,378
Corporate and Other	(1,628)	(1,087)	(4,988)	(2,920)
Total consolidated interest expense, net	(1,069)	(631)	(3,064)	(1,542)
Income tax expense (benefit)
APUS Segment	8,556	8,580	22,320	23,425
RU Segment	(394)	(3,051)	(1,161)	(9,148)
HCN Segment	(263)	(187)	(603)	(516)
Total reportable segment income tax expense	7,899	5,342	20,556	13,761
Corporate and Other	(4,831)	(4,106)	(13,601)	(11,328)
Total consolidated income tax expense	3,068	1,236	6,955	2,433

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

     A summary of APUS Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2025	2024	2025	2024
DoD tuition assistance programs	42%	42%	43%	45%
VA education benefits	26%	25%	25%	24%
Title IV programs	18%	19%	18%	17%
Cash and other sources	14%	14%	14%	14%

A summary of RU Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2025	2024	2025	2024
Title IV programs	78%	78%	78%	76%
Cash and other sources	20%	20%	20%	22%
VA education benefits	2%	2%	2%	2%

    A summary of HCN Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2025	2024	2025	2024
Title IV programs	84%	85%	85%	84%
Cash and other sources	15%	14%	14%	15%
VA education benefits	1%	1%	1%	1%

Note 12. Preferred Stock

On December 28, 2022, APEI issued 400 shares of the Series A Senior Preferred Stock, $0.01 par value per share, or Series A Senior Preferred Stock, to affiliates of existing common stockholders of APEI for an aggregate purchase price of $40.0 million. On June 23, 2025, or the Redemption Date, APEI redeemed all 400 outstanding shares of Series A Senior Preferred Stock for $43.1 million, including an early redemption premium of $3.1 million, and excluding $1.4 million in accrued and unpaid dividends. The loss on redemption of $3.5 million was calculated as the difference between the consideration paid, excluding dividends, and the book value of $39.6 million, and was recorded as a reduction to net income available to common stockholders in the accompanying Consolidated Statements of Income for the nine months ended September 30, 2025. No shares of preferred stock were issued or outstanding at September 30, 2025. On the Redemption Date, APEI also filed a Certificate of Elimination to its Fifth Amended and Restated Certificate of Incorporation, or the Charter, with the Secretary of State of the State of Delaware eliminating from the Charter all matters set forth in the Certificate of Designation with respect to the Series A Senior Preferred Stock.

Prior to the Redemption Date, the Series A Senior Preferred Stock had cumulative dividends that accrued daily at the annual rate which was equal to Term SOFR (selected by the Company for each divided period), plus 10.00%, and dividends were paid, after declaration by the Board, for each dividend period. There were no preferred stock dividends declared or paid during the three months ended September 30, 2025, as the Series A Senior Preferred Stock had been redeemed prior to the period. During the nine months ended September 30, 2025, dividends declared and paid on the Series A Senior Preferred Stock were the $1.4 million declared and paid during three months ended March 31, 2025. The redemption of the Series A Senior Preferred Stock also included payment of $1.4 million in accrued and unpaid preferred stock dividends, which was paid during the three months ended June 30, 2025. During the three and nine months ended September 30, 2024, dividends declared and paid on the Series A Senior Preferred Stock were $1.5 million and $4.6 million, respectively.

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

Note 13. Subsequent Event

Management Transition

Effective October 20, 2025, the Company appointed Edward H. Codispoti as Chief Financial Officer. The Company’s former Chief Financial Officer, Richard W. Sunderland, Jr., is anticipated to remain a non-executive employee of the Company until his expected departure in the first quarter of 2026. The Company expects to record approximately $0.8 million in termination benefits in the fourth quarter of 2025 in connection with Mr. Sunderland’s departure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    In this Quarterly Report on Form 10-Q, or Quarterly Report, “we,” “our,” “us,” “the Company” and similar terms refer to American Public Education, Inc., or APEI, and its subsidiary institutions collectively unless the context indicates otherwise. All quarterly information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is unaudited. The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or our Annual Report.

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
•federal appropriations and other budgetary matters, including government shutdowns such as the U.S federal government shutdown that began on October 1, 2025, the estimated impact of such matters on us and our prospective and current students, and our efforts to mitigate this impact;
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
•our ability to recognize the intended benefits of our cost savings and reduction and revenue-generating efforts;
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

Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account information currently available to us, and are not guarantees of future results. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. Risks and uncertainties involved in forward-looking statements include, among others:

•potential changes to the ED’s and other federal government agencies’ structure, policies, priorities, and oversight, including as a result of federal elections and the Trump administration’s stated intention and actions to dismantle ED;
•adverse impacts of the U.S. federal government shutdown that began on October 1, 2025 on APUS’s net course registrations and our results of operations, and our inability to realize the intended benefits of our efforts to mitigate those impacts;
•our dependence on the effectiveness of our ability to attract students who persist in our institutions’ programs;
•our inability to effectively market our programs or expand into new markets;
•the loss of our and our students’ ability to receive funds under TA programs, the reduction, elimination, or suspension of TA, or disruptions due to systems used to request TA, including as a result of the U.S. federal government shutdown that began on October 1, 2025;
•our inability to maintain enrollments from military students;
•adverse effects of changes our institutions make to improve the student experience and enhance each institution’s ability to identify and enroll students who are likely to succeed;
•our failure to successfully adjust to future market demands;
•risks associated with the Combination, including changes in its anticipated timeline;
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
•our inability to recognize the intended benefits of our cost savings and reduction and revenue-generating efforts;
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

Forward-looking statements should be considered in light of these factors and the factors described elsewhere in this Quarterly Report, in the “Risk Factors” section of this Quarterly Report and our Annual Report, and elsewhere in our various filings with the Securities and Exchange Commission, or the SEC. It is important that you read these factors and the other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. If any of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. You should also read the more detailed description of our business in our Annual Report when considering forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements herein, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, or otherwise, except as required by law.

Overview

Background

    We are a provider of online and campus-based postsecondary education to approximately 107,600 students through three subsidiary institutions, American Public University System, or APUS, Rasmussen University, or RU, and Hondros College of Nursing, or HCN. Our subsidiary institutions offer purpose-built education programs designed to prepare individuals for productive contributions to their professions and society, and to offer opportunities designed to advance students in their current professions or to help them prepare for their next career. Our subsidiary institutions are licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent the institutions believe such licenses or authorizations are required and are certified by ED to participate in Title IV programs.

Our Institutions

    Our wholly owned operating subsidiary institutions include the following:

•American Public University System, Inc., referred to herein as APUS, provides online postsecondary education to approximately 89,000 adult learners, directed primarily at the needs of the military, veterans, extended military families, and other public service and service-minded communities through two brands: American Military University, or AMU, and American Public University, or APU. As of September 30, 2025, approximately 63% of APUS students self-reported that they served in the military on active duty at the time of initial enrollment.

•Rasmussen College, LLC, referred to herein as Rasmussen University, or RU, provides nursing- and health sciences-focused postsecondary education to approximately 14,900 students at 20 campuses in six states and online. As of September 30, 2025, on-ground enrollment was 6,700, of which approximately 5,900 students were pursuing nursing degrees at RU, approximately 90% of whom were enrolled in RU’s pre-licensure nursing degree programs. At September 30, 2025, online enrollment was approximately 8,200 students.

•National Education Seminars, Inc., referred to herein as Hondros College of Nursing, or HCN, provides nursing education to approximately 3,700 students at eight campuses in three states. HCN’s students are enrolled in its pre-licensure nursing degree programs.

•American Public Training LLC, referred to herein as Graduate School USA, or GSUSA, provides career learning and leadership training in-person and online to the federal workforce. GSUSA operational activities are presented within Corporate and Other. On July 25, 2025, or the GSUSA Sale Date, APEI completed the sale of its membership interest in GSUSA; therefore, the Consolidated Balance Sheet as of September 30, 2025, no longer includes the accounts of GSUSA. The accompanying Consolidated Financial Statements include the operations of GSUSA through the GSUSA Sale Date in Corporate and Other. Please refer to “Note 2. Summary of Significant Accounting Policies” for more information on APEI’s sale of its membership interest in GSUSA.

The Planned Combination of APUS, RU, and HCN

On January 28, 2025, we announced the planned combination of APUS, RU, and HCN, or the Combination, which will result in a combined institution named American Public University System comprised of two divisions tentatively named (i) APUS Global, comprised of AMU and APU, and (ii) Rasmussen, comprised of RU’s campus-based and online nursing programs, RU’s healthcare programs, HCN’s campus-based nursing and healthcare programs, and RU’s non-healthcare programs, with final division names to be determined closer to closing of the Combination. The Combination constitutes a Change of Control, Structure or Organization pursuant to HLC policy and, accordingly, we are required to obtain HLC approval prior to effectuating the Combination. In December 2024, APUS and RU jointly submitted an application for Change of Control, Structure or Organization to HLC. For HLC purposes, APUS will be the surviving institution, and the application sought approval for the Combination and the expansion of APUS’s HLC accreditation to include the RU and HCN programs and locations. HLC conducted a site visit in March 2025 related to the joint application. At its June 2025 meeting, HLC approved the Combination and continuation of accreditation upon implementation of the related transactions. Subsequently, ED informed us that we would need to follow a different process to implement the Combination that entails two steps instead of one: (i) merger of the legal entities that own and operate APUS, RU, and HCN, with the APUS entity surviving following the merger, and (ii) combination of the institutions into one HLC-accredited institution. As previously disclosed, ED does not treat the combination of institutions with the same parent as a change in ownership and control for Title IV purposes. Therefore, the first step requires only that notice of the merger be provided to ED, and the second step requires APUS, as the surviving institution, to seek and obtain approval from ED to expand its Title IV certification to cover RU and HCN programs and locations. As a result of this process change, APUS and RU submitted, as required by HLC, a new joint application for Change of Control, Structure or Organization to HLC in September 2025 containing substantially the same information that had been submitted previously and reflecting the two-step process. HLC is expected to review this submission at its February 2026 board meeting. We currently expect implementation of the Combination to be complete by the beginning of the third quarter of 2026.

Legislative and Regulatory Activity

U.S. Federal Government Shutdown

On October 1, 2025, the U.S. federal government shut down due to a failure by Congress to pass appropriations legislation, resulting in, among other things, suspension of the DoD TA programs and ultimately an inability of APUS students seeking to use TA as a payment source to register or in some cases stay registered for courses. APUS estimates that, as a result of the shutdown, approximately 12,700 APUS course registrations were dropped on October 11, 2025, for students who intended to use TA funds. This is the first time since 2013 that APUS has dropped course registrations as a result of a government shutdown because the Defense Appropriations Bill, which annually funds TA, was not passed before the shutdown. Approximately 1,700 course registrations were not dropped for students using TA funds that had been authorized in the prior government fiscal year. Accordingly, APUS estimates that, as a result of the government shutdown, October 2025 net course registrations declined by approximately 35%, as compared to October 2024.

On October 24, 2025, the Navy announced that TA funding was restored for classes starting on or before December 31, 2025, using TA funds appropriated as part of the One Big Beautiful Bill Act, or OBBBA TA Funds. Additionally, we learned that certain individuals responsible for oversight of the voluntary education programs at the Army, Air Force, Navy, and Marines returned to their roles and, in the cases of the Army, Air Force, and Navy, have begun approving TA requests using OBBBA TA Funds. As of November 10, 2025, APUS estimates that it was able to recover approximately 5,000 course registrations for November 2025 course starts by students using TA funds. While the impact of October 2025 and November 2025 course registrations from students using TA funds are known generally, December 2025 registrations are uncertain. Accordingly, at this time, the full impact of the shutdown and any mitigating actions on APUS’s operating results for the fourth quarter of 2025 is uncertain. The first quarter of 2026 revenue will be impacted by the amount of registrations in December 2025 because we recognize revenue at APUS over the length of a course, which is eight weeks for most APUS courses.

We have implemented various cost savings measures, including a reduction in force, hiring freeze, and reduction in travel and discretionary costs, and we are continuing to evaluate additional opportunities to mitigate the adverse impacts of the ongoing government shutdown. However, as the shutdown’s duration, the scope and effectiveness of mitigation measures we have implemented or may still implement, and the aggregate amount and timing of disbursement of OBBBA TA Funds (and other TA funds, if any) are uncertain, we are unable to fully predict the impact the shutdown may have on our operating results.

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

The OBBBA also establishes an accountability framework, effective July 1, 2026, that institutions must satisfy at the program level in order for students in the program to continue to receive Federal Direct Loans, requiring that an undergraduate or graduate or professional program be ineligible for Federal Direct Loans if, in two out of three consecutive years, the median earnings of a cohort of program completers are less than the median earnings of working adults aged 25-34 with only a high school diploma for undergraduate program completers, or a bachelor’s degree for graduate or professional program completers, respectively, either in the state where the institution is located or, if fewer than 50% of students at the institution reside in the institution’s state, the national average. If a program fails the earnings test for one year, institutions must notify students that the program is at risk of losing Federal Direct Loan eligibility.

The OBBBA creates Workforce Pell Grants, effective July 1, 2026, for students enrolled in eligible workforce programs that satisfy certain requirements and limits eligibility for Pell Grants in certain ways.

The OBBBA also changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, repealing certain clean energy initiatives, in addition to other changes. We currently do not expect the OBBBA to have a material impact on our annual effective tax rate in 2025.

The OBBBA also appropriated the OBBBA TA Funds, consisting of $100 million in funding for TA that is separate and apart from ordinary course appropriations and are available for use through September 30, 2029.

Finally, the OBBBA delays implementation of the Biden Administration’s borrower defense to repayment, or BDTR, regulations and closed school loan discharge regulations until July 1, 2035. Accordingly, BDTR regulations and closed school loan discharge regulations that were in effect on July 1, 2020, have been reinstated. The 2020 BDTR regulations modify the burden of proof in BDTR claims, include a three-year statute of limitations on claims, end group borrower defense claims, and allow the use of arbitration clauses in student agreements. The 2020 closed school loan discharge regulations modify ED’s requirements with respect to the circumstances under which a borrower is eligible for a loan discharge if an institution or location closes and end automatic loan discharges.

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

In May 2025, ED released RU from temporary growth restrictions, imposed in connection with RU’s 2019 change in ownership, which preceded our acquisition of RU, that had restricted RU from adding new programs and locations. The timing of the Combination could, however, delay our ability to seek approval from the HLC of new locations or programs.

RU’s Moorhead, Minnesota Associate of Science Professional Nursing, or ADN program, and Practical Nursing Diploma, or PN program, which together contributed approximately 1% of RU’s quarterly revenue, are currently approved by Minnesota Board of Nursing, or MBN, but first-time NCLEX pass rates for each of these programs have been below the required standard for three consecutive years. In August 2024, MBN placed RU’s Moorhead, Minnesota PN program on conditional approval status and issued a corrective action order. The PN program’s NCLEX pass rate was required to meet the state standard by the end of June 2025, measured using cumulative pass rates from the preceding four quarters (i.e., July 2024 to June 2025). The program met the standard, and the Board reinstated full approval at its August 2025 meeting. In June 2025, the MBN issued a stipulation and consent order with RU’s Moorhead, Minnesota ADN program to, among other things, meet applicable NCLEX pass rate standards by the end of 2025 for new candidates taking the licensing exam for the first time. If compliance is not achieved by December 31, 2025, the program will be given until June 30, 2026, to meet the required NCLEX pass rates based on the cumulative results from the first and second calendar quarters of 2026 for candidates, and, if not achieved, MBN may withdrawal program approval.

In January 2025, RU’s ADN programs at its Fort Myers, Tampa, and Ocala, Florida campuses received notification from FBN that the programs met NCLEX pass rate requirements, and they were removed from probationary status at FBN’s February 2025 Board meeting. In May 2025, in light of the ADN programs’ removal from probation and RU’s positive working capital, the Florida Commission for Independent Education, or FCIE, moved RU from a provisional license back to a full License by Means of Accreditation. In July 2025, FCIE placed RU on a provisional license due to RU’s application for Substantive Change, Change in Ownership or Control required for the Combination.

Hondros College of Nursing

As a requirement for accreditation, ABHES requires institutions to demonstrate at least a 70% retention rate for each program. For institutions not meeting the retention standard, ABHES may provide an opportunity for a program to come into compliance within a specified time period and may extend such period if a program demonstrates improvement or for other good cause. For the reporting year ended June 30, 2024, HCN’s Cleveland and Dayton, Ohio PN programs, and the Akron, Ohio ADN program were below the 70% benchmark for retention. As a result, ABHES placed the Cleveland and Dayton, Ohio PN programs and Akron, Ohio ADN program on outcomes reporting status and required HCN to submit reports for each of these programs demonstrating their retention rate met the standard through the first three quarters of the 2024-2025 reporting year by May 2025. These three programs met the 70% benchmark for the reporting period, and, as a result, at its July 2025 meeting, the ABHES Commission voted to remove retention reporting requirements. HCN will report its final retention rates for the 2024-2025 reporting year in November 2025. The Akron and Toledo, Ohio ADN programs are expected to be below the 70% benchmark for retention. HCN expects that, as a result, ABHES will require additional mid-year reporting for those programs in May 2026.

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

In September 2025, ED released final official cohort default rates for institutions for federal fiscal year 2022, with ED reporting a zero percent cohort default rate for each of APUS, RU and HCN. These rates were favorably impacted by regulatory relief provided in connection with the COVID-19 pandemic pursuant to which borrowers with Title IV program student loans were not required to make payments. Interest accrual on forborne federal student loans resumed on September 1, 2023, and payments became due beginning October 1, 2023. In connection with these developments, ED implemented a 12-month “on-ramp” to repayment, running from October 1, 2023, to September 30, 2024, during which borrowers were not placed into default for missed payments. The end of COVID-19 pandemic-related student loan forbearance and the 12-month “on-ramp” period may lead to higher default rates in the future. Additional information regarding student loan default rates, prior year default rates, and potential risks associated with them is available in our Annual Report.

Tuition Increases

Providing affordable degree and certificate programs is an important element of our competitive strategy. In April 2024, APUS implemented a tuition increase to master’s level students across all categories, including military, non-military and veteran students, and in September 2024, APUS returned the military rate for master’s level students to the $250 per credit hour rate in effect prior to the April 2024 tuition increase. We believe that APUS’s tuition and fees remain lower than the average in-state cost at public universities. RU implemented modest tuition increases for all students in select programs in the first quarter of 2024, for new students in select programs in August 2024, and for returning students in select programs in October 2024. RU implemented modest tuition increases for new and reentering students in August 2025. RU implemented modest increases for current students in non-prelicensure nursing programs in October 2025 and will implement a modest tuition increase for prelicensure nursing program students in January 2026. HCN implemented a 5% increase in tuition and fees effective in October 2025 for its ADN and PN programs. The tuition and fee increases at RU and HCN are intended to reflect adjustments to be consistent with the local campus markets. Even with these increases, RU and HCN’s tuition and fees are designed to be affordable and competitive when compared to the tuition and fees at similar institutions offering the same level of flexibility, accessibility, and student experience.

Management Transition

Effective October 20, 2025, we appointed Edward H. Codispoti as Chief Financial Officer. Our former Chief Financial Officer, Richard W. Sunderland, Jr., will continue to serve the Company until his expected departure in the first quarter of 2026. We expect to record approximately $0.8 million in the fourth quarter of 2025 in employee compensation costs for post-employment benefits in connection with Mr. Sunderland’s departure.

Reduction in Force

On November 3, 2025, we completed a reduction in force that resulted in the termination of 40 non-faculty employees at APUS, representing approximately 6.5% of the APUS non-faculty workforce. We incurred an aggregate of approximately $0.8 million of pre-tax cash expenses associated with employee severance costs as a result of this reduction in force. The reduction in force is expected to result in pre-tax labor and benefit savings in 2025 of approximately $0.5 million, excluding severance costs, and approximately $2.9 million in savings on an annualized basis.

Campus Closures

During the nine months ended September 30, 2024, our RU Segment consolidated two Minnesota campuses, and in May 2024, RU notified the Wisconsin Educational Approval Program, that it intends to voluntarily close its two Wisconsin campuses, effective December 31, 2025, and 2026, respectively. All students enrolled at the two Wisconsin campuses have expected graduation dates on or before the applicable campus closing date. These actions are expected to directly impact approximately 20 students, or less than 1% of RU’s current total enrollment. As a result, we recorded a lease impairment of $0.4 million during the three months ended June 30, 2024, and an additional lease impairment of $0.1 million during the three months ended September 30, 2025.

Sale of Graduate School USA

On the GSUSA Sale Date, APEI completed the sale of its membership interest in GSUSA for $0.5 million, subject to customary adjustments, including for net working capital and cash, and recorded a $3.9 million loss within loss on sale of subsidiary in our Consolidated Statements of Income.

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

Adjustments to reconcile segment results to the Consolidated Financial Statements are included in Corporate and Other. These adjustments include unallocated corporate activity and eliminations, and, prior to the GSUSA Sale Date, the operational activities of GSUSA.

Summary of Results

Consolidated revenue for the three months ended September 30, 2025, increased to $163.2 million from $153.1 million, or by 6.6%, as compared to the prior year period. Our net income for the three months ended September 30, 2025, was $5.6 million, compared to $2.3 million in the prior year period, an increase of $3.3 million. The results for the three months ended September 30, 2025, include a $3.9 million loss on sale of a subsidiary in Corporate and Other relating to the sale of GSUSA, $0.8 million in professional fees in Corporate and Other relating to the Combination and the sale of GSUSA, $0.6 million in severance costs in our HCN Segment and Corporate and Other, and $0.1 million loss on leases in our RU Segment, all on a pre-tax basis. The results in the prior year period include $1.1 million of information technology transition services costs in all segments as well as Corporate and Other, $0.8 million in professional fees in Corporate and Other relating to the Combination, both on a pre-tax basis. Our operating margin improved to 5.9% for the three months ended September 30, 2025, as compared to 2.7% in the prior year period. Excluding the items noted above, our operating margin was 9.2% and 4.0% for the three months ended September 30, 2025, and 2024, respectively.

Consolidated revenue for the nine months ended September 30, 2025, increased to $490.5 million from $460.4 million, or by 6.5%, as compared to the prior year period. Our net income for the nine months ended September 30, 2025, was $18.9 million, compared to $3.1 million in the prior year period, an increase of $15.8 million. The results for the nine months ended September 30, 2025, include a $3.9 million loss on sale of a subsidiary in Corporate and Other relating to the sale of GSUSA, $3.5 million in professional fees in Corporate and Other relating to the Combination and the sale of GSUSA, a non-cash $1.5 million loss on assets held for sale in our APUS Segment, and $0.6 million in severance costs in our HCN Segment and

Corporate and Other, all on a pre-tax basis. The results for the nine months ended September 30, 2024, include non-cash losses on investments of $4.4 million in Corporate and Other, a $3.7 million pre-tax loss on leases in our RU Segment, $3.1 million in pre-tax information technology transition service costs in our APUS and HCN Segments as well as Corporate and Other, $0.8 million in pre-tax professional fees in Corporate and Other relating to the Combination, and $0.5 million in pre-tax severance costs in Corporate and Other and the planned closure of the Wisconsin campuses in our RU Segment. Our operating margin improved to 5.8% for the nine months ended September 30, 2025, compared to 2.5%, in the prior year period. Excluding the items noted above, our operating margin was 7.8% and 4.3% for the nine months ended September 30, 2025, and 2024, respectively.

APUS net course registrations for the three months ended September 30, 2025, increased to approximately 100,000 from approximately 92,500, an increase of 7,500, or 8.1%, as compared to the prior year period. APUS Segment revenue for the three months ended September 30, 2025, increased to $83.1 million from $77.0 million, or by 8.0%, as compared to the prior year period. APUS net course registrations for the nine months ended September 30, 2025, increased to approximately 298,800 from approximately 281,300, an increase of 17,500, or 6.2%, as compared to the prior year period. APUS Segment revenue for the nine months ended September 30, 2025, increased to $248.8 million from $234.7 million, or by 6.0%, as compared to the prior year period. APUS Segment operating margin increased to 30.4% for the three months ended September 30, 2025, from 27.0% in the prior year period, and increased to 28.5% for the nine months ended September 30, 2025, from 26.5% in the prior year period.

RU total enrollment for the three months ended September 30, 2025, increased to approximately 14,900 from approximately 13,500, an increase of 1,400, or 10.4%, as compared to the prior year period. RU Segment revenue for the three months ended September 30, 2025, increased to $60.8 million from $52.6 million, or by 15.6%, as compared to the prior year period. RU total enrollment for the nine months ended September 30, 2025, increased approximately 8.4%, as compared to the prior year period. RU Segment revenue for the nine months ended September 30, 2025, increased to $179.6 million from $158.8 million, or by 13.1%, as compared to the prior year period. The revenue increases for the three and nine month periods were greater than the enrollment increases for the comparable prior year periods due to tuition increases in the second half of 2024. RU Segment operating margin improved to negative 2.0% for the three months ended September 30, 2025, from negative 14.5% in the prior year period, and improved to negative 1.8% for the nine months ended September 30, 2025, from negative 16.0% in the prior year period.
HCN total enrollment for the three months ended September 30, 2025, increased to approximately 3,700 from approximately 3,100, an increase of 600, or 17.6%, as compared to the prior year period. HCN Segment revenue for the three months ended September 30, 2025, increased to $18.4 million from $15.5 million, or by 19.0%, as compared to the prior year period. HCN total enrollment for the nine months ended September 30, 2025, increased approximately 13.5%, as compared to the prior year period. HCN Segment revenue for the nine months ended September 30, 2025, increased to $54.3 million from $48.3 million, or by 12.2%, as compared to the prior year period. The revenue increase for the three month periods was more than the enrollment increase due to fewer students taking a repeat course in the current year as compared to the prior year period. Revenue per student is lower for students taking a repeat course. The revenue increase for the nine month period was less than the enrollment increase due to more students taking a repeat course in the current year as compared to the prior year period. HCN Segment operating margin improved to negative 4.7% for the three months ended September 30, 2025, from negative 5.0% in the prior year period, and improved to negative 3.7% for the nine month periods ended September 30, 2025, from negative 3.8% in the prior year period.

Our financial results for the three and nine months ended September 30, 2025, include the financial results of GSUSA through the GSUSA Sale Date, in Corporate and Other.

Critical Accounting Estimates

Goodwill and indefinite-lived intangible assets. Goodwill is the excess of the purchase price of an acquired business over the fair value of the assets acquired and liabilities assumed, and the fair value assigned to identifiable intangible assets on the acquisition date. Goodwill is not amortized. Goodwill is reported at the reporting unit level that we have defined as our reporting segments. In connection with our acquisitions of RU and HCN, we recorded $217.4 million and $38.6 million of goodwill, respectively, in our RU and HCN Segments. We later recorded non-cash impairment charges reducing the carrying value of RU and HCN Segment goodwill to $33.0 million and $26.6 million, respectively. There was no goodwill recorded in connection with the acquisition of GSUSA. No goodwill is recorded in our APUS Segment.

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

We recorded $35.5 million and $4.4 million of identified intangible assets with a definite useful life in connection with the acquisitions of RU and HCN, respectively. There are no definite-lived intangible assets in our APUS Segment.

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

During the three months ended September 30, 2025, we completed a qualitative assessment for potential impairment of the RU and HCN Segment goodwill and indefinite-lived intangible assets. As part of the assessment, we considered the events and circumstances expressly required by ASC 350, in addition to other entity-specific factors. Factors considered included RU and HCN’s financial and enrollment performance against internal targets, economic factors, and the continued favorable growth outlook for nursing education. After completing this qualitative assessment, we concluded it was more likely than not that the fair value of each of the RU and HCN Segments was greater than the respective carrying value, and therefore no quantitative impairment test and no impairment charge was necessary.

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

Results of Operations

    Below we have included a discussion of our operating results and material changes in our operating results during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our reportable segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in revenue and expenses.

APUS net course registrations for the three months ended September 30, 2025, increased to approximately 100,000 from approximately 92,500, an increase of 7,500, or 8.1%, as compared to the prior year period primarily due to an increases in military registrations from students utilizing TA and military-affiliated students utilizing education benefit programs administered by the U.S. Department of Veterans Affairs, or VA. APUS net course registrations for the nine months ended September 30, 2025, increased to approximately 298,800 from approximately 281,300, an increase of 17,500, or 6.2%, as compared to the prior year period primarily due to an increase in registrations by military-affiliated students utilizing VA and students utilizing federal student aid. APUS Segment operating margin increased to 30.4% for the three months ended September 30, 2025, from 27.0% in the prior year period and increased to 28.5% from 26.5% for the nine months ended September 30, 2025, as compared to the prior year period. The increase in operating margin for the three months ended September 30, 2025, was primarily due to the increase in revenue as well as a decrease in information technology costs, partially offset by increases in advertising costs, employee compensation costs, and bad debt expense, as compared to the prior year period. The increase in operating margin for the nine months ended September 30, 2025, was primarily due to an increase in revenue and decreases in information technology costs and professional fees, partially offset by increases in employee compensation costs, advertising costs, loss on assets held for sale, and bad debt expense, as compared to the prior year period.

RU total enrollment for the three months ended September 30, 2025, increased to approximately 14,900 from approximately 13,500, an increase of 1,400, or 10.4%, as compared to the prior year period, driven by an 11.7% increase in on-ground enrollment, and a 10.8% increase in online enrollment. RU total enrollment for the nine months ended September 30, 2025, increased approximately 8.4%, as compared to the prior year period, driven by a 5.9% increase in on-ground enrollment, and an 11.4% increase in online enrollment. RU Segment operating margin improved to negative 2.0% for the three months ended September 30, 2025, from negative 14.5%, in the prior year period. The improvement in the operating margin for the three months ended September 30, 2025, was primarily due to the increase in revenue as well as decreases in information technology costs and depreciation and amortization expenses, partially offset by an increase in employee compensation costs and classroom and course materials costs, bad debt expense, and professional fees as compared to the prior year period. RU Segment operating margin improved to negative 1.8% for the nine months ended September 30, 2025, from negative 16.0% in the prior year period. The improvement in the operating margin for the nine months ended September 30, 2025, was primarily due to the increase in revenue as well as decreases in information technology costs, loss on leases, and depreciation and amortization expenses, partially offset by an increase in employee compensation costs, classroom and course materials costs, and bad debt expense, as compared to the prior year period.

HCN total enrollment for the three months ended September 30, 2025, increased to approximately 3,700 from approximately 3,100, an increase of 600, or 17.6%, as compared to the prior year period. HCN total enrollment for the nine months ended September 30, 2025, increased approximately 13.5%, as compared to the prior year period. HCN Segment operating margin improved to negative 4.7% for the three months ended September 30, 2025, from negative 5.0% in the prior year period, and improved to 3.7% for the nine month period ended September 30, 2025, from negative 3.8% in the prior year period. The improvement in the operating margin for the three and nine months ended September 30, 2025, was primarily due to the increase in revenue partially offset by increases in employee compensation costs, classroom and course materials costs, information technology costs, and bad debt expense, as compared to the prior year period.

For a more detailed discussion of our results by reportable segment, refer to “Analysis of Operating Results by Reportable Segment” below.

Analysis of Consolidated Statements of Income

The following table sets forth statements of income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	45.8	49.2	46.5	48.7
Selling and promotional	22.1	21.9	21.7	21.7
General and administrative	21.3	22.9	22.3	23.0
Depreciation and amortization	2.4	3.3	2.5	3.4
Loss on sale of subsidiary	2.4	—	0.8	—
Loss on assets held for sale	—	—	0.3	—
Loss on leases	—	—	—	0.8
Loss on disposals of long-lived assets	0.1	—	0.1	0.1
Total costs and expenses	94.1	97.3	94.2	97.5
Income from operations before interest and income taxes	5.9	2.7	5.8	2.5
Interest expense, net	(0.7)	(0.4)	(0.6)	(0.3)
Income from operations before income taxes	5.3	2.3	5.2	2.2
Income tax expense	1.9	0.8	1.4	0.5
Equity investment loss	—	—	—	(1.0)
Net income	3.4	1.5	3.8	0.7
Preferred stock dividend	—	1.0	0.6	1.0
Loss on redemption of preferred stock	—	—	0.7	—
Net income (loss) available to common shareholders	3.4%	0.5%	2.5%	(0.3)%

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

Revenue. Our consolidated revenue for the three months ended September 30, 2025, was $163.2 million, an increase of $10.1 million, or 6.6%, compared to $153.1 million for the three months ended September 30, 2024. The increase in revenue was primarily due to an $8.2 million, or 15.6%, increase in revenue in our RU Segment, a $6.2 million, or 8.0%, increase in revenue in our APUS Segment, and a $2.9 million, or 19.0%, increase in revenue in our HCN Segment, partially offset by a $7.3 million, or 89.6%, decrease in GSUSA revenue included in Corporate and Other for the period prior to the GSUSA Sale Date. The RU Segment revenue increase was primarily due to a 10.4% increase in total student enrollment and the impact of tuition increases in the second half of 2024. The APUS Segment revenue increase was primarily due to an 8.1% increase in net course registrations, as compared to the prior year period. The HCN Segment revenue increase was primarily due to a 17.6% increase in total student enrollment, as compared to the prior year period.

Costs and expenses. Costs and expenses for the three months ended September 30, 2025, were $153.5 million, an increase of $4.5 million, or 3.0%, compared to $149.0 million for the three months ended September 30, 2024. Costs and expenses for the three months ended September 30, 2025, include a $3.9 million loss on sale of subsidiary in Corporate and Other related to the sale of GSUSA, and $0.8 million in professional fees related to the Combination and the sale of GSUSA in Corporate and Other, $0.6 million in severance costs in our HCN Segment and Corporate and Other, and a $0.1 million loss on leases in our RU Segment, all on a pre-tax basis. The results in the prior year period include $1.1 million of information technology transition services costs in all segments as well as Corporate and Other, $0.8 million in professional fees in Corporate and Other relating to the Combination, both on a pre-tax basis. Costs and expenses for the three months ended September 30, 2025, as compared to the prior year period, excluding the items noted above, increased $1.1 million, or 0.8%, due primarily to increases in employee compensation costs, advertising costs, bad debt expense, and classroom and course materials costs, partially offset by decreases in information technology costs, occupancy costs, depreciation and amortization expenses, and professional fees. Costs and expenses as a percentage of revenue decreased to 94.1% for the three months ended September 30, 2025, from 97.3% for the three months ended September 30, 2024.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2025, were $74.7 million, a decrease of $0.7 million, or 0.9%, compared to $75.4 million for the three months ended September 30, 2024. The decrease in instructional costs and services expenses was primarily due to the sale of GSUSA and decreases in information technology and occupancy costs in our RU Segment, partially offset by increases in faculty compensation costs and course materials costs in our APUS, RU, and HCN Segments due to an increase in registrations at APUS and enrollments at RU and HCN. Instructional costs and services expenses as a percentage of revenue decreased to 45.8% for the three months ended September 30, 2025, from 49.2% for the three months ended September 30, 2024.
Selling and promotional expenses. Our selling and promotional expenses for the three months ended September 30, 2025, were $36.1 million, an increase of $2.7 million, or 8.0%, compared to $33.5 million for the three months ended September 30, 2024. The increase in selling and promotional expenses was primarily due to increases in advertising costs in all segments, and an increase in employee compensation costs in our RU and HCN segments, partially offset by a decrease in professional fees in our APUS Segment, and the sale of GSUSA. Selling and promotional expenses as a percentage of revenue increased to 22.1% for the three months ended September 30, 2025, from 21.9% for the three months ended September 30, 2024.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2025, were $34.7 million, a decrease of $0.3 million, or 1.0%, compared to $35.0 million for the three months ended September 30, 2024. The decrease in general and administrative expenses is primarily due to decreases in information technology costs in our APUS and RU Segments and Corporate and Other, and the sale of GSUSA, partially offset by increases in employee compensation costs in all segments and Corporate and Other, and an increase in bad debt expense in all segments. Consolidated bad debt expense for the three months ended September 30, 2025, was $5.6 million, or 3.4% of revenue, compared to $4.2 million, or 2.7% of revenue in the prior year period. General and administrative expenses as a percentage of revenue decreased to 21.3% for the three months ended September 30, 2025, from 22.9% for the three months ended September 30, 2024. As we continue to evaluate enhancements to our business capabilities, we may incur additional costs, and our general and administrative expenses will vary from time to time.

Depreciation and amortization expenses. Depreciation and amortization expenses were $3.9 million for three months ended September 30, 2025, compared to $5.1 million in the prior year period, a decrease of $1.1 million, primarily related to the full amortization of all definite lived intangible assets in our RU Segment in 2024. Depreciation and amortization expenses as a percentage of revenue was 2.4% and 3.3% for the three months ended September 30, 2025, and 2024, respectively.

Loss on sale of subsidiary. For the three months ended September 30, 2025, we recorded a $3.9 million pre-tax loss on sale of subsidiary relating to the sale of GSUSA. There was no loss on sale of subsidiary in the prior year.

Loss on leases. RU Segment loss on leases was $0.1 million for the three months ended September 30, 2025. There was no loss on leases in the prior year period.

Loss on disposals of long-lived assets. The loss on disposal of long-lived assets was $92,000 for the three months ended September 30, 2025, as compared to $23,000 for the three months ended September 30, 2024.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $1.6 million and $1.8 million for the three months ended September 30, 2025, and 2024, respectively. Stock-based compensation costs included accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest expense, net. Interest expense, net of interest and other income, was $1.1 million and $0.6 million for the three months ended September 30, 2025, and 2024, respectively. The increase in net interest expense in the three months ended September 30, 2025, as compared to the prior year period, was primarily due to an increase in interest expense due to the expiration of the interest rate cap in December 2024, and a decrease in interest income earned.

Income tax expense. We recognized income tax expense of $3.1 million and $1.2 million for the three months ended September 30, 2025, and 2024, respectively, or an effective tax rate of 35.6% in 2025, and 35.3% in 2024. The effective tax rate in both periods was negatively impacted by higher non-deductible compensation expenses in relation to taxable income in the periods.

Net income. Our net income was $5.6 million and $2.3 million for the three months ended September 30, 2025, and 2024, respectively, an increase of $3.3 million. This increase was related to the factors discussed above.

Preferred stock dividends. There were no preferred stock dividends for the three months ended September 30, 2025 due to the redemption of all outstanding shares of our Series A Senior Preferred Stock in June 2025. Preferred stock dividends for the three months ended September 30, 2024 were $1.5 million.

Net income available to common stockholders. The net income available to common stockholders was $5.6 million for the three months ended September 30, 2025, compared to a net income available to common stockholders of $0.7 million for the three months ended September 30, 2024, an improvement of $4.8 million. This improvement was related to the factors discussed above.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

Revenue. Our consolidated revenue for the nine months ended September 30, 2025, was $490.5 million, an increase of $30.1 million, or 6.5%, compared to $460.4 million for the nine months ended September 30, 2024. The increase in revenue was primarily due to a $20.8 million, or 13.1%, increase in revenue in our RU Segment, a $14.1 million, or 6.0% increase in revenue in our APUS Segment, and a $5.9 million, or 12.2%, increase in revenue in our HCN Segment, partially offset by a $10.9 million, or 57.7%, decrease in GSUSA revenue included in Corporate and Other for the period prior to the GSUSA Sale Date. The RU Segment revenue increase, as compared to the prior year period, was primarily due to an 8.4% increase in total student enrollment and the impact of tuition increases in the second half of 2024. The APUS Segment revenue increase was primarily due to a 6.2% increase in net course registrations, as compared to the prior year period. The HCN Segment revenue increase was primarily due to a 13.5% increase in total student enrollment.

Costs and expenses. Costs and expenses for the nine months ended September 30, 2025, were $461.6 million, an increase of $12.6 million, or 2.8%, compared to $448.9 million for the nine months ended September 30, 2024. Costs and expenses for the nine months ended September 30, 2025, include a $3.9 million loss on sale of subsidiary in Corporate and Other relating to the sale of GSUSA, $3.5 million in professional fees relating to the Combination and the sale of GSUSA in Corporate and Other, a $1.5 million loss on assets held for sale in our APUS Segment, $0.6 million in severance costs in our HCN Segment and Corporate and Other, and a $0.1 million loss on leases in our RU Segment, all on a pre-tax basis. Costs and expenses for the nine months ended September 30, 2024, include a $3.7 million loss on leases in our RU Segment, $3.1 million in information technology transition service costs in all segments as well as Corporate and Other, $0.8 million in professional fees in Corporate and Other relating to the Combination, $0.5 million in severance costs in Corporate and Other and the planned campus closures of our campuses located in Wisconsin in our RU Segment, all on a pre-tax basis. Costs and expenses for the nine months ended September 30, 2025, as compared to the prior year period, excluding the items noted above, increased $11.3 million, or 2.6%, due primarily to increases in employee compensation costs, advertising costs, bad debt expense, classroom and course materials costs, and professional fees, partially offset by decreases in information technology costs and depreciation and amortization expenses. Costs and expenses as a percentage of revenue decreased to 94.2% for the nine months ended September 30, 2025, from 97.5% for the nine months ended September 30, 2024.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2025, were $228.1 million, an increase of $4.1 million, or 1.8%, compared to $224.0 million for the nine months ended September 30, 2024. The increase in instructional costs and services expenses were primarily due to increases in faculty compensation costs in our APUS, RU, and HCN Segments due to an increase in registrations at APUS and enrollments at RU and HCN, and an increase in classroom and course materials costs in all segments, partially offset by a decrease in information technology costs in our RU Segment and Corporate and Other, a decrease in occupancy costs in our RU and HCN Segments and Corporate and Other, and a decrease in instructional costs and services expenses in Corporate and Other due to the sale of GSUSA. Instructional costs and services expenses as a percentage of revenue decreased to 46.5% for the nine months ended September 30, 2025, from 48.7% for the three months ended September 30, 2024.
Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2025, were $106.4 million, an increase of $6.6 million, or 6.7%, compared to $99.8 million for the nine months ended September 30, 2024. The increase in selling and promotional expenses was primarily due to an increase in advertising costs in our APUS and HCN Segments and an increase in employee compensation costs in all segments and Corporate and Other, partially offset by the sale of GSUSA. Selling and promotional expenses as a percentage of revenue was 21.7% for the nine months ended September 30, 2025, and 2024.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2025, were $109.2 million, an increase of $3.5 million, or 3.3%, compared to $105.7 million for the nine months ended September 30, 2024. General and administrative expenses for the nine months ended September 30, 2025, included $3.5 million in professional fees relating to the Combination and the sale of GSUSA in Corporate and Other, and $0.6 million in severance costs in our HCN Segment and Corporate and Other, compared to $0.8 million in professional fees in Corporate and Other relating to the Combination and $0.5 million in severance costs in Corporate and Other and the planned campus closures of our campuses located in Wisconsin in our RU Segment, in the prior year period, all on a pre-tax basis. The increase in general and administrative expenses was primarily due to increases in employee compensation costs in all segments and Corporate and Other, bad debt expense in all segments, and professional fees in Corporate and Other, partially offset by a decreases in information technology costs in our APUS and RU Segments and Corporate and Other, professional fees in all segments, and the sale of GSUSA. Consolidated bad debt expense for the nine months ended September 30, 2025, was $15.4 million, or 3.1% of revenue, compared to $12.7 million, or 2.8% of revenue in the prior year period. General and administrative expenses as a percentage of revenue decreased to 22.3% for the nine months ended September 30, 2025, from 23.0% for the nine months ended September 30, 2024. As we continue to evaluate enhancements to our business capabilities, we may incur additional costs and that our general and administrative expenses will vary from time to time.

Depreciation and amortization expenses. Depreciation and amortization expenses were $12.0 million for nine months ended September 30, 2025, compared to $15.4 million in the prior year period, a decrease of $3.4 million primarily related to the full amortization of all definite lived intangible assets in our RU Segment in 2024. Depreciation and amortization expenses as a percentage of revenue was 2.5% and 3.4% for the nine months ended September 30, 2025, and 2024, respectively.

Loss on sale of subsidiary. For the nine months ended September 30, 2025, we recorded a $3.9 million pre-tax loss on sale of subsidiary relating to the sale of GSUSA. There was no loss on sale of subsidiary in the prior year.

Loss on assets held for sale. For the nine months ended September 30, 2025, the $1.5 million pre-tax non-cash loss on assets held for sale is for real property located in Charles Town, West Virginia in our APUS Segment. There was no loss on assets held for sale in the prior year.

Loss on leases. RU Segment loss on leases was $0.1 million and $3.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Loss on disposals of long-lived assets. The loss on disposal of long-lived assets was $0.4 million for the nine months ended September 30, 2025, compared to a loss of $0.2 million for the nine months ended September 30, 2024.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $6.1 million and $5.5 million for the nine months ended September 30, 2025, and 2024, respectively. Stock-based compensation costs included accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest expense, net. Interest expense, net of interest and other income, was $3.1 million and $1.5 million for the nine months ended September 30, 2025, and 2024, respectively. The increase in net interest expense was primarily due to an increase in interest expense due to the expiration of the interest rate cap in December 2024, and a decrease in interest income earned, as compared to the prior year period.

Income tax expense. We recognized income tax expense of $7.0 million and $2.4 million for the nine months ended September 30, 2025, and 2024, respectively, or an effective tax rate of 26.8% and 43.6%, respectively. The effective tax rate in 2025 was positively impacted by excess tax benefits related to stock compensation. The effective tax rate in 2024 was primarily due to the $4.4 million equity investment loss not deductible for tax purposes, and an increase in non-deductible stock compensation expense in relation to taxable income in the period.

Equity investment loss. There was no equity investment loss for the nine months ended September 30, 2025. The equity investment loss of $4.4 million for nine months ended September 30, 2024 was related to a $3.3 million non-cash investment loss on an equity investment due to the investee entering into a new convertible debt agreements, which resulted in the conversion of our preferred stock holdings in the investee into common shares, and the dilution of our ownership percentage, and a $1.1 million loss on sale of our remaining equity method investment.

Net income. Our net income was $18.9 million and $3.1 million, for the nine months ended September 30, 2025, and 2024, respectively, an increase of $15.8 million. This increase was related to the factors discussed above.

Preferred stock dividends. Preferred stock dividends were $2.8 million and $4.6 million, for the nine months ended September 30, 2025, and 2024, respectively. The decrease in preferred stock dividends was primarily due to the redemption of all outstanding shares of our Series A Senior Preferred Stock in June 2025.

Loss on redemption of preferred stock. In June 2025, we redeemed all outstanding Series A Senior Preferred Stock for $43.1 million, excluding unpaid and accrued dividends of $1.4 million, resulting in a loss of $3.5 million related to the redemption premium and fees.

Net income (loss) available to common stockholders. The net income available to common stockholders was $12.7 million, for the nine months ended September 30, 2025, compared to a net loss available to common stockholders of $1.4 million for the nine months ended September 30, 2024, an improvement of $14.1 million. This improvement was related to the factors discussed above.

Analysis of Operating Results by Reportable Segment

    The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenue:
APUS Segment	$83,137	$76,981	$248,814	$234,685
RU Segment	60,830	52,604	179,602	158,773
HCN Segment	18,440	15,493	54,250	48,349
Corporate and Other	808	8,044	7,866	18,642
Total revenue	$163,215	$153,122	$490,532	$460,449
Income (loss) from operations before interest and income taxes:
APUS Segment	$25,280	$20,765	$70,848	$62,143
RU Segment	(1,240)	(7,609)	(3,288)	(25,401)
HCN Segment	(873)	(771)	(2,021)	(1,819)
Corporate and Other	(13,470)	(8,256)	(36,571)	(23,392)
Total income from operations before interest and income taxes	$9,697	$4,129	$28,968	$11,531

APUS Segment

For the three months ended September 30, 2025, the $6.2 million, or 8.0%, increase to approximately $83.1 million in revenue in our APUS Segment was primarily attributable to higher net course registrations, as compared to the prior year period. Net course registrations increased 8.1% to approximately 100,000 from approximately 92,500 in the prior year period, primarily due to increases in military registrations from students utilizing TA, and military-affiliated students utilizing VA education benefits. Income from operations before interest and income taxes increased to $25.3 million during the three months ended September 30, 2025, from $20.8 million in the prior year period, an increase of $4.5 million, or 21.7%, and was primarily due to an increase in revenue as well as a decrease in information technology costs, partially offset by increases in advertising costs, employee compensation costs, and bad debt expense, as compared to the prior year period.

For the nine months ended September 30, 2025, the $14.1 million, or 6.0%, increase to approximately $248.8 million in revenue in our APUS Segment was primarily attributable to higher net course registrations, as compared to the prior year period. Net course registrations increased 6.2% to approximately 298,800 from approximately 281,300 in the prior year period, primarily due to an increase in registrations by military-affiliated students utilizing VA and students utilizing federal student aid. Income from operations before interest and income taxes increased to $70.8 million during the nine months ended September 30, 2025 from $62.1 million in the prior year period, an increase of $8.7 million, or 14.0%, as a result of the increase in revenue and decreases in information technology costs and professional fees, partially offset by increases in employee compensation costs, advertising costs, the loss on assets held for sale, and bad debt expense as compared to the prior year period.

RU Segment

For the three months ended September 30, 2025, the $8.2 million, or 15.6%, increase to approximately $60.8 million in revenue in the RU Segment was primarily due to a 10.4% increase in total student enrollment which was driven by an 11.7% increase in on-ground enrollment, and a 10.8% increase in online enrollment, as compared to the prior year period, and the impact of tuition increases in the second half of 2024. The loss from operations before interest and income taxes was $1.2 million and $7.6 million for the three months ended September 30, 2025, and 2024, respectively, an improvement of $6.4 million, primarily due to the increase in revenue as well as decreases in information technology costs and depreciation and amortization expenses, partially offset by an increase in employee compensation costs and classroom and course materials costs, bad debt expense, and professional fees as compared to the prior year period.

For the nine months ended September 30, 2025, the $20.8 million, or 13.1%, increase to approximately $179.6 million in revenue in the RU Segment was primarily due to a 8.4% increase in total student enrollment which was driven by a 5.9% increase in on-ground enrollment, and an 11.4% increase in online enrollment, as compared to the prior year period, and the impact of tuition increases in the second half of 2024. The loss from operations before interest and income taxes was $3.3 million and $25.4 million for the nine months ended September 30, 2025, and 2024, respectively, an improvement of $22.1 million, primarily due to the increase in revenue as well as decreases in information technology costs, loss on leases, and depreciation and amortization expenses, partially offset by increases in employee compensation costs, classroom and course materials costs, and bad debt expense, as compared to the prior year period.

HCN Segment

For the three months ended September 30, 2025, the $2.9 million, or 19.0%, increase to approximately $18.4 million in revenue in our HCN Segment was primarily due to a 17.6% increase in total student enrollment, as compared to the prior year period. The loss from operations before interest and income taxes was $0.9 million and $0.8 million during the three months ended September 30, 2025, and 2024, respectively, a decline of $0.1 million, primarily due to the increase in revenue offset by increases in employee compensation costs, classroom and course materials costs, information technology costs, and bad debt expense, as compared to the prior year period.

For the nine months ended September 30, 2025, the $5.9 million, or 12.2%, increase to approximately $54.3 million in revenue in our HCN Segment was primarily due to a 13.5% increase in total student enrollment, as compared to the prior year period. The loss from operations before interest and income taxes was $2.0 million and $1.8 million during the nine months ended September 30, 2025, and 2024, respectively, a decline of $0.2 million, primarily due to the increase in revenue offset by increases in employee compensation costs, classroom and course materials costs, information technology costs, and bad debt expense, as compared to the prior year period.
Liquidity and Capital Resources

Liquidity

Cash, cash equivalents, and restricted cash were $193.1 million and $158.9 million at September 30, 2025, and December 31, 2024, respectively, representing an increase of $34.2 million, or 21.5%. The increase was primarily due to the collection of TA accounts receivable at APUS, the proceeds from the sale of assets held for sale, and the improved financial performance at RU, partially offset by cash used to redeem our Series A Senior Preferred Stock. We have historically financed operating activities and capital expenditures with cash provided by operating activities. We expect to continue to fund our costs and expenses through cash generated from operations for the next twelve months and beyond. For more on our material cash requirements from known contractual and other obligations, please refer to the section entitled “Contractual Obligations” in Item 7 of Part II of our Annual Report.

On October 1, 2025, DoD TA programs were temporarily suspended as a result of the U.S. federal government shutdown. APUS estimates that, as a result, approximately 12,700 APUS course registrations were dropped on October 11, 2025, for students who intended to use TA funds. Approximately 1,700 course registrations were not dropped for students using TA funds that had been authorized in the prior government fiscal year. Accordingly, APUS estimates that, as a result of the government shutdown, October 2025 net course registrations declined by approximately 35%, as compared to October 2024. We have implemented various cost savings measures, including a reduction in force, hiring freeze, and reduction in travel and discretionary costs, and we are continuing to evaluate additional opportunities to mitigate the adverse impacts of the ongoing government shutdown.

On October 24, 2025, the Navy announced that TA funding was restored for classes starting on or before December 31, 2025 using OBBBA TA Funds. Additionally, we learned that certain individuals responsible for oversight of the voluntary education programs at the Army, Air Force, Navy, and Marines returned to their roles and, in the cases of the Army, Air Force, and Navy have begun approving TA funds using OBBBA TA Funds. As of November 10, 2025, APUS estimates that it was able to recover approximately 5,000 course registrations for November 2025 course starts by students using TA funds. While the impact of October 2025 and November 2025 course registrations from students using TA funds are known generally, December 2025 registrations are uncertain. Accordingly, at this time, the full impact of the shutdown and any mitigating actions on APUS’s operating results for the fourth quarter of 2025 is uncertain. The first quarter of 2026 revenue will be impacted by the amount of registrations in December 2025 because we recognize revenue at APUS over the length of a course, which is eight weeks for most APUS courses. However, as the shutdown’s duration, the scope and effectiveness of mitigation measures we have implemented or may still implement, and the aggregate amount and timing of disbursement of OBBBA TA Funds (and other TA funds, if any) is uncertain, we are unable to fully predict the impact the shutdown may have on our operating results.

We derive a significant portion of our revenue from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course or term. Other significant sources of revenue are derived from TA and VA education benefits. Generally, these funds are received within 60 days of the start of the courses to which they relate. However, in September 2023, APUS changed its approach to invoicing for TA, taking longer to bill TA, which had the effect of delaying payments from 2023 to 2024. Due to this change in the approach to invoicing TA in the fourth quarter of 2023, in 2024 APUS collected approximately $22.1 million from TA related to periods prior to 2024. In January 2024, APUS separately revised its billing policy for students utilizing TA from two weeks to five weeks after course start date to nine weeks after the course start date. In December 2024, APUS again changed its approach to invoicing for TA, taking longer to bill TA, and as a result of this change, during the nine months ended September 30, 2025, APUS collected approximately $32.5 million from TA related to periods prior to 2025. The change in billing approach increased operating cash flow and bad debt expense in 2025 and may cause the “90%” side of the ratio to increase in 2025 or future years, which could have an adverse impact on our cash flow and results of operations, as well as APUS’s ability to comply with the 90/10 Rule in 2025 or future years. In July 2025, APUS again delayed billing to certain branches, further delaying payments until 2026. We estimate that this delay in APUS’s billing approach implemented beginning in July 2025 will result in approximately $33.0 million of receivables that we would have expected to receive in 2025 to be received in 2026.

ED evaluates institutions on an annual basis for compliance with specified financial responsibility standards, including a composite score calculation based on a complex formula using line items from the institution’s audited financial statements. Generally, an institution’s composite score must be at least 1.5 for the institution to be deemed financially responsible. A composite score between 1.0 and 1.5 is considered by ED to be in the “zone.” An institution in the “zone” may still participate in Title IV programs as a financially responsible institution through the “zone alternative” as set forth in ED regulations. On April 9, 2025, ED notified us that according to its calculations, we had a fiscal year end 2023 consolidated composite score of 1.3 and our institutions were therefore in the “zone.” On April 13, 2025, we timely informed ED that we selected the “zone alternative” as the alternative basis on which we establish financial responsibility. As a result, APUS, RU and HCN currently operate under the zone alternative to establish financial responsibility. Under the zone alternative, we are required to: (i) make Title IV disbursements to eligible students and parents under the heightened cash monitoring payment method, or HCM1, pursuant to which we would be required to first make disbursements to eligible students and parents and pay any credit balances before we request or receive funds from ED for the amount of those disbursements; (ii) notify ED of certain oversight and financial events; and (iii) require our auditors to express an opinion on our compliance with the requirements under the zone alternative. Our placement on HCM1 status did not have a significant impact on our financial results for the three and nine months ended September 30, 2025, and 2024.

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

Our Credit Agreement contains financial covenants that require us to maintain a Total Net Leverage Ratio (as defined in each respective agreement) of no greater than 2.00 to 1.00 and 0.75 to 1.00, respectively, subject to certain exceptions. Our Total Net Leverage Ratio, under the Credit Agreement, at September 30, 2025, was negative 0.46 due to the growth in both cash and earnings, and the reduction in restricted cash. The net leverage ratio at December 31, 2024 was 0.20. While we do not anticipate that a higher leverage ratio will have material limitations on our expected operations for 2025, it could result in reduced operational flexibility in 2026 and future years.

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

On the GSUSA Sale Date, APEI completed the sale of its membership interest in GSUSA for $0.5 million, subject to customary adjustments, including for net working capital and cash, and recorded a $3.9 million loss within loss on sale of subsidiary in our Consolidated Statements of Income.

Operating Activities

Net cash provided by operating activities was $73.5 million and $47.3 million for the nine months ended September 30, 2025, and 2024, respectively. The increase in cash from operating activities was primarily due to the collection of TA accounts receivable at APUS related to the 2024 change in TA billing approach, the improved financial performance at RU, and other changes in working capital due to the timing of receipts and payments. Accounts receivable at September 30, 2025, decreased approximately $18.6 million compared to December 31, 2024, primarily related to TA collections in our APUS Segment. Accounts payable, accrued liabilities, and accrued compensation and benefits at September 30, 2025, were approximately $13.6 million higher than December 31, 2024.

Investing Activities

Net cash provided by investing activities was $10.5 million for the nine months ended September 30, 2025, compared to $17.7 million of net cash used in investing activities for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, cash provided by investing activities includes $23.0 million in proceeds from the sale of assets held for sale. Capital expenditures were $11.8 million and $17.7 million for the nine months ended September 30, 2025, and 2024, respectively. Prior year period capital expenditures were higher than the current year period primarily due to campus consolidations at RU and relocations at HCN that occurred in the prior year period.

Financing Activities

Net cash used in financing activities was $49.8 million and $11.6 million for the nine months ended September 30, 2025, and 2024, respectively. The increase in cash used in financial activities is due to our redemption of our Series A Senior Preferred Stock in June 2025 for $43.2 million.

Financing activities include preferred stock dividends paid of $2.8 million and $4.6 million for the nine months ended September 30, 2025, and 2024, respectively. Financing activities for the nine months ended September 30, 2024, include $2.8 million paid for the repurchase of 251,146 shares of common stock and $2.6 million in principal payments on our long term debt.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of September 30, 2025. We maintain our cash and cash equivalents in bank deposit accounts, money market funds, and short-term U.S. Treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio, the low yield on the portfolio, and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair value of our portfolio.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2025. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Enrollments and course registrations may be adversely affected by a variety of factors not directly related to education programs, including the current government shut down as well as changes in military activity and budgets.

Events not directly related to education programs, including the current government shutdown, personnel reductions, or a drawdown of U.S. active-duty military forces could lead to a reduction in enrollments and course registrations. For example, Congressional inaction on budgetary matters has led to lapses in funding or has resulted government shutdowns, and policy changes have affected federal student aid programs at the U.S. Department of Defense, or DoD. As discussed in greater detail above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Activity – U.S. Federal Government Shutdown”, on October 1, 2025, the U.S. federal government shut down due to failure by Congress to pass appropriations legislation, resulting in, among other things, the temporary suspension of DoD tuition assistance, or TA, programs. However, as the government shutdown’s duration, the scope and effectiveness of mitigation measures we have implemented or may still implement, and the aggregate amount and timing of disbursement of OBBBA TA Funds (and other TA funds, if any) is unknown, we are unable to fully predict the impact the shutdown may have on our operating results. However, the shutdown has had, and may continue to have, an adverse impact on APUS’s and our course registrations, cash flows, results of operations, and financial condition.

There are risks associated with the Combination, including with respect to the anticipated timeline.

We previously disclosed that we had anticipated completing the Combination in the third quarter of 2025 subject to obtaining required approvals and ED taking related actions. At its June 2025 meeting, HLC approved the Combination and continuation of accreditation upon implementation of the related transactions. However, as discussed in greater detail above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – The Planned Combination of APUS, RU, and HCN”, ED is requiring us to follow a different process to implement the Combination. As a result of this process change, APUS and RU submitted a new joint application for Change of Control, Structure or Organization to HLC containing substantially the same information that had been submitted previously and reflecting the two-step process. HLC is expected to review this submission at its February 2026 board meeting. We currently expect implementation to be complete by the beginning of the third quarter of 2026, but there can be no assurances of this timing.

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

President Trump and members of his administration have also stated that the administration intends to dismantle ED, limiting its functions to only those that are statutorily required or transferring oversight of certain functions to other agencies. On March 11, 2025, ED announced a reduction in force, or RIF, effective March 21, 2025, resulting in office, staff, and program cuts. ED has claimed the RIF will not directly impact students and families and will empower states and localities. On May 22, 2025, a federal judge ordered ED to reverse the RIF, which order ED has appealed. On July 14, 2025, the order was stayed by the U.S. Supreme Court pending disposition of the appeal, thus allowing the RIF to proceed. Relatedly, on March 20, 2025, President Trump signed an Executive Order titled “Improving Education Outcomes by Empowering Parents, States, and Communities”, or the Executive Order, which, among other things, instructed the Secretary of Education to facilitate the closure of ED and maintain certain services, programs, and benefits, including student loans and Pell grants. We cannot predict the extent to which the RIF or the Executive Order will impact our results of operations and business, including as it relates to the Combination.

There have been additional layoffs at ED during the government shutdown that began October 1, 2025, but we cannot predict what additional actions the Trump administration will take with respect to the operations of ED or the response of the staff of ED to any such actions. We also cannot predict the extent to which the Trump administration and Congress, or any future administration or Congress, will act to change or eliminate or to implement new laws, regulations, standards, policies, and practices, nor can we predict the form that new laws, regulations, standards, policies, or practices may take or the extent to which those regulations, practices or policies may impact us or our institutions or federal funds disbursed to schools through Title IV programs or TA, nor can we predict whether any challenges to actions taken by the Trump administration will be successful. For example, even without changes being made to Title IV programs, more general changes or uncertainty at ED could cause disruptions or delays in the processing of Title IV or other necessary interactions with ED. Significant changes to ED or to federal regulation of higher education could have a material adverse impact on our enrollment, revenue, results of operations, and financial condition.

The OBBBA may adversely impact us or our students’ ability to participate in federal student financial aid programs, which could have a significant adverse impact on enrollments and our business, operations, and financial results.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Legislative and Regulatory Activity– The One Big Beautiful Bill Act”, President Trump recently signed into law the OBBBA, which, among other things, makes significant changes to federal student financial aid programs and eligibility requirements for such programs. New caps on federal loans for graduate and professional students and parents of undergraduates may limit borrowing options for our students and the accountability framework and related earnings test may limit the availability of certain programs due to a potential loss of Federal Direct Loan eligibility. These changes may impact our students’ ability to participate in federal student loan programs, which may have a significant adverse impact on enrollments and our business, operations, and financial results. ED is scheduled to conduct negotiated rulemaking related to OBBBA provisions, and we cannot predict the timing or outcome of those negotiations or the rulemaking process.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2025	—	—	—	579,579	5,979,687
July 1, 2025 - July 31, 2025	—	—	—	585,438	5,979,687
August 1, 2025 - August 31, 2025	—	—	—	604,111	5,979,687
September 1, 2025 - September 30, 2025	—	—	—	604,111	5,979,687
Total	—	—	—	604,111	$5,979,687

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

(3)During the three months ended September 30, 2025, we were deemed to have repurchased 6,882 shares of common stock forfeited by employees to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. These repurchases were not part of the stock repurchase program authorized by our Board as described in footnotes 1 and 2 of this table.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	November 10, 2025
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Edward H. Codispoti	November 10, 2025
Edward H. Codispoti
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)