Form 10-Q
period 2026-03-31
AMERICAN PUBLIC EDUCATION INC
filed 2026-05-11
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The total number of shares of common stock outstanding as of May 7, 2026, was 18,343,488.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of March 31, 2026	As of December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$220,998	$176,499
Accounts receivable, net of allowance of $21,820 in 2026 and $21,113 in 2025	38,710	65,662
Prepaid expenses	19,152	14,197
Income tax receivable	3,267	3,458
Total current assets	282,127	259,816
Property and equipment, net	68,800	70,598
Operating lease assets, net	54,925	57,686
Deferred income taxes	38,247	39,176
Intangible assets, net	28,221	28,221
Goodwill	59,593	59,593
Other assets, net	6,001	6,328
Total assets	$537,914	$521,418
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,138	$4,822
Accrued compensation and benefits	22,317	22,463
Accrued liabilities	22,643	13,375
Deferred revenue and student deposits	25,193	23,016
Lease liabilities, current	11,182	11,374
Long-term debt, current	5,063	—
Total current liabilities	94,536	75,050
Lease liabilities, long-term	54,010	56,921
Long-term debt, net	83,203	94,665
Total liabilities	231,749	226,636
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,411,154 issued and outstanding in 2026; 18,125,860 issued and outstanding in 2025	184	181
Additional paid-in capital	305,750	311,119
Accumulated other comprehensive gain	—	(18)
Accumulated earnings (deficit)	231	(16,500)
Total stockholders’ equity	306,165	294,782
Total liabilities and stockholders’ equity	$537,914	$521,418

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Revenue	$174,738	$164,551
Costs and expenses:
Instructional costs and services	74,630	74,944
Selling and promotional	37,867	35,205
General and administrative	36,290	36,407
Depreciation and amortization	4,154	3,992
Loss on assets held for sale (Note 2)	—	1,527
Loss on disposals of long-lived assets	154	230
Total costs and expenses	153,095	152,305
Income from operations before interest and income taxes	21,643	12,246
Loss on extinguishment of debt (Note 7)	(1,672)	—
Interest expense, net	(725)	(887)
Income before income taxes	19,246	11,359
Income tax expense	1,515	2,466
Net income	$17,731	$8,893
Preferred stock dividends	—	1,432
Net income available to common stockholders	$17,731	$7,461

Income per common share:
Basic	$0.97	$0.42
Diluted	$0.94	$0.41
Weighted average number of common shares:
Basic	18,282	17,840
Diluted	18,804	18,417

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Net income	$17,731	$8,893
Other comprehensive gain (loss), net of tax:
Unrealized loss on hedging derivatives	—	(63)
Tax effect	—	17
Unrealized loss on hedging derivatives, net of taxes	—	(46)

Reclassification of gain to net income	24	7
Tax effect	(6)	(2)
Reclassifications of gain to net income, net of taxes	18	5
Total other comprehensive gain (loss)	18	(41)

Comprehensive income	$17,749	$8,852

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	—	$—	18,125,860	$181	$311,119	$(18)	$(16,500)	$294,782
Exercise of stock options	—	—	470	—	17	—	—	17
Issuance of common stock under employee benefit plans	—	—	480,429	5	(5)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(177,765)	(2)	(7,708)	—	—	(7,710)
Stock-based compensation	—	—	—	—	2,327	—	—	2,327
Repurchased and retired shares of common stock	—	—	(17,840)	—	—	—	(1,000)	(1,000)
Other comprehensive gain	—	—	—	—	—	18	—	18
Net income	—	—	—	—	—	—	17,731	17,731
Balance as of March 31, 2026	—	$—	18,411,154	$184	$305,750	$—	$231	$306,165

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	400	$39,691	17,712,575	$177	$305,823	$(7)	$(41,805)	$303,879
Preferred stock dividends	—	—	—	—	—	—	(1,432)	(1,432)
Exercise of stock options	—	—	14,431	—	143	—	—	143
Issuance of common stock under employee benefit plans	—	—	480,515	5	(5)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(171,100)	(2)	(3,691)	—	—	(3,693)
Stock-based compensation	—	—	—	—	2,263	—	—	2,263
Other comprehensive loss	—	—	—	—	—	(41)	—	(41)
Net income	—	—	—	—	—	—	8,893	8,893
Balance as of March 31, 2025	400	$39,691	18,036,421	$180	$304,533	$(48)	$(34,344)	$310,012

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Operating activities
Net income	$17,731	$8,893
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,154	3,992
Loss on extinguishment of debt	1,627	—
Amortization of debt issuance costs	235	348
Stock-based compensation	2,327	2,263
Deferred income taxes	929	1,245
Loss on assets held for sale	—	1,527
Loss on disposals of long-lived assets	154	230
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	26,952	20,593
Prepaid expenses	(4,955)	(6,919)
Income tax receivable	191	1,126
Operating leases, net	(289)	(58)
Other assets	285	(405)
Accounts payable	3,316	2
Accrued compensation and benefits	(146)	(2,507)
Accrued liabilities	8,616	5,055
Deferred revenue and student deposits	2,177	1,613
Net cash provided by operating activities	63,304	36,998
Investing activities
Capital expenditures	(2,527)	(3,902)
Proceeds from the sale of real property	—	500
Net cash used in investing activities	(2,527)	(3,402)
Financing activities
Cash paid for repurchase of common stock	(8,710)	(3,693)
Cash received from exercise of stock options	17	143
Preferred stock dividends paid	—	(1,432)
Cash paid for principal on borrowings and finance leases	(96,478)	(53)
Cash received from borrowings	90,000	—
Cash paid for debt issuance costs	(1,107)	—
Net cash used in financing activities	(16,278)	(5,035)
Net increase in cash, cash equivalents, and restricted cash	44,499	28,561
Cash, cash equivalents, and restricted cash at beginning of period	176,499	158,941
Cash, cash equivalents, and restricted cash at end of period	$220,998	$187,502

Supplemental disclosure of cash flow information
Interest paid	$1,762	$2,398
Income taxes paid	$396	$80

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, together with its subsidiary referred to as the Company, is a provider of online and campus-based postsecondary education to students. Effective March 2, 2026, the Company completed the merger of the legal entities that owned and operated the Company’s three institutions, American Public University System, or APUS, Rasmussen University, or RU, and Hondros College of Nursing, or HCN, with American Public University System, Inc. surviving the merger. The Company provides education services through the following reportable segments:

•Military+, which was formerly the APUS Segment, provides online postsecondary education directed primarily at the needs of the military, veterans, extended military and veteran families, and other public service and service-minded communities, through APUS, which includes American Military University and American Public University.

•Health+, consisting of the businesses that formerly comprised the RU Segment and the HCN Segment, provides nursing- and health sciences-focused and other postsecondary education, including business, technology, and education, to students through RU and HCN.

Until the planned combination of APUS, RU, and HCN into one consolidated institution named American Public University System, or the Combination, is approved by the U.S. Department of Education, or ED, and the U.S. Department of Education expands the scope of APUS’s certification to include RU and HCN, each institution will continue to operate as a separately accredited institution with its own education regulatory approvals. APUS, RU, and HCN are licensed or otherwise authorized by state authorities to offer education programs to the extent the institutions believe such licenses or authorizations are required, and APUS, RU, and HCN are certified by ED to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

The accompanying Consolidated Financial Statements reflect the operations of American Public Training LLC, which is referred to herein as Graduate School USA, or GSUSA, through July 25, 2025, or the GSUSA Sale Date.

    Adjustments to reconcile segment results to the Consolidated Financial Statements are included in Corporate and Other. These adjustments include unallocated corporate activity and eliminations, and, prior to the GSUSA Sale Date, the operational activities of GSUSA. Prior period segment disclosures have been recast to conform to the current period presentation.

Please refer to “Note 8. Segment Information” for more information on the Company’s reportable segments.

Note 2. Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies follows:

Basis of Presentation and Accounting

The Company has prepared the accompanying unaudited, interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP.

Business Combinations

The Company accounts for business combinations in accordance with Financial Accounting Standards Board Accounting Standards Codification 805, Business Combinations, or FASB ASC 805, which requires companies to use the acquisition method for all business combinations. Under ASC 805, the assets and liabilities of an acquired company are reported at business fair value along with the fair value of acquired intangible assets at the date of acquisition. Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed, and the fair value assigned to identifiable intangible assets.

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements reflect the accounts of APEI and its wholly owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

The Company’s reportable segments are determined in accordance with FASB ASC 280, Segment Reporting, and are based upon how the chief operating decision maker, or CODM, analyzes performance and makes decisions. The Company organizes its business across two reportable segments: Military+ and Health+. Each segment represents an educational division that provides a variety of postsecondary academic programs.

Unaudited Interim Consolidated Financial Information

The unaudited interim Consolidated Financial Statements do not include all the information and notes required by GAAP for audited annual financial statement presentations. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s financial position, results of operations, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2026. This Quarterly Report on Form 10-Q, or this Quarterly Report, should be read in conjunction with the Consolidated Financial Statements and accompanying notes in its audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or the Annual Report.

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

Restricted Cash

Restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. Total restricted cash as of March 31, 2026, and December 31, 2025, was $3.4 million and $2.4 million, respectively.

Assets Held for Sale
Assets held for sale represent excess real property located in Charles Town, West Virginia of the Company’s Military+ segment. The Company classifies long-lived assets as held for sale when the assets are expected to be sold within the next 12 months and meet the other relevant held for sale criteria. As such, the properties are recorded at the lower of the carrying value or fair value, less costs to sell, until such time the assets are sold.

In the first quarter of 2025, APUS entered into an agreement to sell a building classified in assets held for sale as of December 31, 2024, for $7.0 million, and recorded a loss of $1.5 million, based on the contract amount less estimated costs to sell of $0.4 million. The loss was included in loss on assets held for sale in the accompanying Consolidated Statements of Income for the three months ended March 31, 2025. The sale was completed in June 2025 for net sales proceeds of

$6.6 million. There were no assets held for sale as of March 31, 2026, and December 31, 2025.

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

The Company annually assesses goodwill for impairment, or more frequently if events or circumstances indicate that goodwill might be impaired. Goodwill impairment testing consists of an optional qualitative assessment as well as a quantitative test. The quantitative test compares the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the carrying value is greater than the fair value, the difference between the two values is recorded as an impairment.

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

For additional details regarding goodwill and intangible assets, please refer to “Note 5. Goodwill and Intangible Assets” to the Consolidated Financial Statements.

Series A Senior Preferred Stock

The Company redeemed all 400 outstanding shares of the Series A Senior Preferred Stock in June 2025. Accordingly, there were no preferred stock dividends declared or paid during the three months ended March 31, 2026. During the three months ended March 31, 2025, dividends declared and paid on the Series A Senior Preferred Stock were $1.4 million.

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

Stock-based compensation cost is recognized as an expense generally over a three-year vesting period using the straight-line method for employees and the graded-vesting method for members of the Company’s Board of Directors or the Board, and is measured using the Company’s closing stock price on the date of the grant. An accelerated one-year period is used to recognize stock-based compensation cost for employees who have reached certain service and retirement eligibility criteria on the date of grant. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses certain assumptions. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of the Company’s common stock. In addition, the Company determines the risk-free interest rate by selecting the U.S. Treasury constant maturity for the same maturity as the estimated life of the option quoted on an investment basis in effect at the time of grant for that business day.

Estimating the percentage of share-based awards that are expected to vest, and in the case of performance stock units, the level of performance that will be achieved and the number of shares that will be earned, requires judgment. The Company estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original estimates. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. If actual results differ significantly from these estimates, stock-based compensation expense could be higher or lower and have a material impact on the accompanying Consolidated Financial Statements. Estimates of fair value are subjective and are not intended to predict actual future events, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made under ASC 718.

Stock-based compensation expense for the three months ended March 31, 2026, and 2025, was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Instructional costs and services	$233	$239
Selling and promotional	211	204
General and administrative	1,883	1,820
Total stock-based compensation expense	$2,327	$2,263

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2026, and 2025, the Management Development and Compensation Committee of the Board approved annual incentive arrangements for senior management employees. The aggregate amount of awards payable, if any, is dependent upon the achievement of certain Company financial and operational goals and the satisfaction of individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. During the three months ended March 31, 2026 and 2025, the Company recognized an aggregate incentive-based compensation expense of $1.9 million and $1.8 million, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes. The Company determines its interim tax provision by applying the estimated income tax rate expected for the full calendar year to income before income taxes for the period adjusted for discrete items.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. All ASUs issued subsequent to the filing of the Annual Report on March 12, 2026, were assessed and determined to be either inapplicable or not expected to have a material impact on the Company’s consolidated financial position and/or results of operations.

Note 3. Revenue

Disaggregation of Revenue

    In the following table, revenue, shown net of grants and scholarships, is disaggregated by source. The table also includes a reconciliation of the disaggregated revenue within the reportable segments (in thousands):

	Three Months Ended March 31, 2026
	(Unaudited)
	Military+	Health+	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$88,005	$70,920	$(61)	$158,864
Graduation fees	1,113	—	—	1,113
Textbook and other course materials	—	12,236	—	12,236
Other fees	325	2,200	—	2,525
Total Revenue	$89,443	$85,356	$(61)	$174,738

	Three Months Ended March 31, 2025
	(Unaudited)
	Military+	Health+	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$82,551	$64,115	$3,678	$150,344
Graduation fees	1,087	—	—	1,087
Textbook and other course materials	—	11,822	—	11,822
Other fees	308	990	—	1,298
Total Revenue	$83,946	$76,927	$3,678	$164,551

For the three months ended March 31, 2026, Corporate and Other includes the elimination of intersegment revenue for courses taken by employees of one reportable segment at another reportable segment.

For the three months ended March 31, 2025, Corporate and Other includes tuition and contract training revenue earned by GSUSA and the elimination of intersegment revenue for courses taken by employees of one segment at other segments.

Contract Balances and Performance Obligations

The Company had no contract assets or deferred contract costs as of March 31, 2026, and December 31, 2025.
The Company recognizes a contract liability, or deferred revenue, when a student begins a course or starts a term. Deferred revenue at March 31, 2026, was $25.2 million and includes $16.6 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $8.6 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. Deferred revenue at December 31, 2025, was $23.0 million and includes $15.0 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $8.0 million in student deposits.

The Company has elected, as a practical expedient, not to disclose additional information about unsatisfied performance obligations for contracts with students that have an expected duration of one year or less.
When the Company begins providing performance obligations, a contract receivable is created, resulting in accounts receivable on the accompanying Consolidated Balance Sheets. The Company uses the portfolio approach, a practical expedient, to evaluate if a contract exists and to assess collectability at the time of contract inception based on historical experience. Contracts are subsequently reviewed for collectability if significant events or circumstances indicate a change.

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

Operating Leases

The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company leases corporate office space in Florida, under an operating lease that expires in January 2029. Excluding a campus being closed in 2026, the Company leases 27 campuses located in eight states for the Health+ segment under operating leases that expire through December 2034. Prior to the GSUSA Sale Date, GSUSA leased classroom and administrative office space in Washington, D.C. and Honolulu, Hawaii.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three months ended March 31, 2026, was $3.5 million compared to $4.9 million for the three months ended March 31, 2025. Lease expense for the three months ended March 31, 2025, included lease expense for leased classroom and administrative office space leased by GSUSA prior to the GSUSA Sale Date. These costs are primarily related to long-term operating leases but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the three months ended March 31, 2026, was $3.5 million, compared to $4.7 million for the three months ended March 31, 2025, and is included in operating cash flows.

Finance Leases

The Company leases copiers and printers pursuant to leases that are classified as finance leases and that expire in 2027. The Company pledged the assets financed to secure the outstanding leases. As of March 31, 2026, the total finance lease liability was $0.2 million, with an average interest rate of 7.00%. The ROU assets are recorded within Property and equipment, net on the accompanying Consolidated Balance Sheets. Lease amortization expense associated with the Company’s finance leases was $46,000 for both the three months ended March 31, 2026, and 2025, and is recorded in Depreciation and amortization expense in the accompanying Consolidated Statements of Income.

The following tables present information about the amount and timing of cash flows arising from the Company’s operating and finance leases as of March 31, 2026 (in thousands):

Maturity of Lease Liabilities (Unaudited)	Operating Leases	Finance Leases
2026 (remaining)	$10,754	$160
2027	13,957	36
2028	12,560	—
2029	10,831	—
2030	9,221	—
2031	8,926	—
2032 and beyond	11,468	—
Total future minimum lease payments	$77,717	$196
Less: imputed interest	(12,714)	(7)
Present value of operating lease liabilities	$65,003	$189
Less: lease liabilities, current	(10,993)	(189)
Lease liabilities, long-term	$54,010	$—

Balance Sheet Classification (Unaudited)
Current:
Operating lease liabilities, current	$10,993
Finance lease liabilities, current	189
Long-term:
Operating lease liabilities, long-term	54,010
Finance lease liabilities, long-term	—
Total lease liabilities	$65,192

Other Information (Unaudited)
Weighted average remaining lease term (in years):
Operating leases	5.99
Finance leases	0.91
Weighted average discount rate:
Operating leases	5.4%
Finance leases	7.0%

Note 5. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if events or circumstances indicate that goodwill might be impaired or the carrying amount of an asset may not be recoverable. During the three months ended March 31, 2026, in connection with the Combination and just prior to the merger of the legal entities that owned and operated the Company’s three institutions, the Company completed a quantitative assessment of goodwill and indefinite-lived intangibles for the Company’s prior reportable segments RU and HCN.

The assessment concluded that the fair value of goodwill for RU and HCN exceeded their carrying values by approximately $90.8 million, or 60%, and $26.0 million, or 55%, respectively. All recorded identified intangible assets with a definite useful life were fully amortized as of December 31, 2024.

Note 6. Income Per Common Share

Income per common share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income available to common stockholders is net income adjusted for preferred stock dividends declared and loss on redemptions of preferred stock. Diluted income per common share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding, increased by the shares used in the per share calculation by the dilutive effects of restricted stock and option awards. The table below reflects the calculation of income per common share and the weighted average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted income per common share (in thousands, except per share amounts).

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Income per common share
Net income	$17,731	$8,893
Preferred stock dividend	—	1,432
Net income available to common stockholders	$17,731	$7,461
Basic weighted average shares outstanding	18,282	17,840
Income per common share	$0.97	$0.42

Diluted income per common share
Net income available to common stockholders	$17,731	$7,461
Basic weighted average shares outstanding	18,282	17,840
Effect of dilutive restricted stock and options	522	577
Diluted weighted average shares outstanding	18,804	18,417
Diluted income per common share	$0.94	$0.41

There were no anti-dilutive options for the three months ended March 31, 2026. For the three months ended March 31, 2025, there were 73,000 anti-dilutive stock options that were excluded from the calculation of diluted earnings per share.

Note 7. Long-Term Debt

On March 9, 2026, the Company entered into a Credit Agreement with PNC Bank, National Association, as administrative agent, or the Agent, and a syndicate of lenders, or the 2026 Credit Agreement. The 2026 Credit Agreement provides for (i) a $90.0 million senior secured term loan, or the 2026 Term Loan, and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $40.0 million, or the 2026 Revolving Credit Facility, or, together with the 2026 Term Loan, the 2026 Facilities, $25.0 million of which may be utilized for the issuance of letters of credit. The 2026 Revolving Credit Facility also includes a $5.0 million subfacility for swing line loans. The 2026 Facilities are scheduled to mature on March 9, 2031, or the Maturity Date.

The 2026 Credit Agreement replaces that certain Credit Agreement dated as of September 1, 2021, as amended, by and among the Company, as borrower, the lenders from time to time party thereto and Macquarie Capital Funding, LLC, as administrative agent and collateral agent, or the Prior Credit Agreement. The 2026 Revolving Credit Facility replaces the Company’s prior $20.0 million senior secured revolving credit facility under the Prior Credit Agreement, and the proceeds of the 2026 Term Loan, together with cash on hand, were used to repay the approximately $96.4 million principal amount outstanding under the Company’s prior $175.0 million term loan under the Prior Credit Agreement. In connection with this extinguishment of debt, the Company recorded a loss on extinguishment of debt of $1.7 million, primarily related to the write-off of unamortized deferred financing costs. The loss is included in loss on extinguishment of debt in the accompanying Consolidated Statements of Income for the three months ended March 31, 2026.

Under the 2026 Credit Agreement, outstanding borrowings under the 2026 Facilities bear interest at a rate per annum (subject to increase during an event of default) of a Secured Overnight Financing Rate, or SOFR rate, plus a margin ranging from 1.75% to 2.75%, depending on the Company’s Consolidated Total Net Leverage Ratio (as defined in the 2026 Credit Agreement). A commitment fee ranging from 0.20% to 0.35%, also depending on the Company’s Consolidated Total Net Leverage Ratio, is payable quarterly in arrears based on the average daily unused amount of the commitments under the 2026 Revolving Credit Facility. The Consolidated Total Net Leverage Ratio reflects a ratio of consolidated total indebtedness, net of unrestricted cash and cash equivalents up to $100.0 million, to consolidated EBITDA. As of March 31, 2026, the interest rate applicable to the 2026 Facilities was 5.42%.

Interest expense was $2.0 million for the three months ended March 31, 2026, compared to $2.4 million for the three months ended March 31, 2025.

The Company is required to make principal payments of the 2026 Term Loan on the last day of each quarter, commencing with the quarter ending June 30, 2026, in an amount equal to approximately $1.1 million for the first three quarterly payments, approximately $1.7 million for the following eight quarterly payments and approximately $2.3 million for the final eight quarterly payments prior to the Maturity Date. Quarterly principal payments of the 2026 Term Loan will continue until the Maturity Date, on which date (i) the outstanding principal amount of the 2026 Term Loan, together with accrued and unpaid interest thereon and other amounts owed under the 2026 Credit Agreement, will be required to be paid in full and (ii) the outstanding principal amount of any borrowings under the 2026 Revolving Credit Facility, together with accrued and unpaid interest thereon and any other amounts owed under the 2026 Revolving Credit Facility, will be required to be paid in full. Subject to certain exceptions, the Company is also required to make mandatory prepayments of the 2026 Term Loan with the proceeds of asset sales, casualty and condemnation events, and unpermitted debt issuances. The Company may make voluntary prepayments of the borrowings under the 2026 Facilities at any time without premium or penalty.

The 2026 Facilities are and will be guaranteed by APUS and certain of the Company’s future subsidiaries that are required to become a party thereto as guarantors, or Guarantors. The obligations of the Company and the Guarantors under the 2026 Credit Agreement are secured by a pledge of substantially all of their respective assets, pursuant to the terms of the Security and Pledge Agreement dated as of March 9, 2026, by and among the Agent, the Company, and the Guarantors from time to time party thereto.

The 2026 Credit Agreement contains customary affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, make capital expenditures, and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the 2026 Facilities. In addition, the 2026 Credit Agreement contains financial covenants that require the Company to (i) maintain a Consolidated Total Net Leverage Ratio of no greater than 2.50 to 1.00, (ii) maintain a Consolidated Interest Coverage Ratio of no less than 2.50 to 1.00, and (iii) maintain a minimum balance of domestic unrestricted cash and cash equivalents of $40.0 million. As of March 31, 2026, the Company was in compliance with all financial covenants.

Long-term debt consists of the following as of March 31, 2026, and December 31, 2025 (in thousands):

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
Credit agreement	$90,000	$96,425
Less: Deferred financing fees	(1,734)	(1,760)
Total debt	88,266	94,665
Less: Current portion	(5,063)	—
Long-Term Debt	$83,203	$94,665

Scheduled maturities of long-term debt as of March 31, 2026, are as follows (in thousands):

Maturities of Long-Term Debt (Unaudited)	Loan Payments
2026 (remaining)	$3,375
2027	6,750
2028	6,750
2029	9,000
2030	9,000
2031	55,125
Total	$90,000

Note 8. Segment Information

The Company’s Chief Executive Officer, as the CODM, organizes the company, manages resource allocations, and measures performance among the Company’s reportable segments. In connection with the planned Combination, the Company now has two reportable segments: Military+ and Health+. The Company has recast its historical results to reflect this change. For additional details, please refer to “Note 1. Nature of the Business” to the accompanying Consolidated Financial Statements.

Corporate and Other includes unallocated corporate activity and eliminations to reconcile segment results to the Consolidated Financial Statements, and, prior to the GSUSA Sale Date, included GSUSA revenue and expenses. GSUSA did not meet the quantitative thresholds to qualify as a reportable segment.

The CODM reviews information about each reportable segment’s revenue and categorized expenses, and allocates resources to, and measures the performance of, each reportable segment using reportable segment operating income (loss). The CODM does not evaluate reportable segment asset or liability information.

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Military+ Segment
Revenue	$89,443	$83,946
Instructional costs and services	26,207	27,311
Selling and promotional	16,936	15,701
General and administrative	14,391	14,234
Other (1)	1,191	2,574
Income from operations before interest and income taxes	$30,718	$24,126
Health+ Segment
Revenue	$85,356	$76,927
Instructional costs and services	48,446	44,453
Selling and promotional	20,732	18,399
General and administrative	12,927	12,050
Other (2)	2,734	2,843
Income (loss) from operations before interest and income taxes	$517	$(818)

Corporate and Other
Revenue (4)	$(61)	$3,678
Instructional costs and services	(23)	3,179
Selling and promotional	199	1,105
General and administrative	8,972	10,123
Other (3)	383	333
Loss from operations before interest and income taxes	$(9,592)	$(11,062)

Total reportable segment revenue	$174,799	$160,873
Corporate and Other revenue (4)	(61)	3,678
Total consolidated revenue	$174,738	$164,551
Total reportable segment income from operations before interest and income taxes	$31,235	$23,308
Corporate and Other (loss) from operations before interest and income taxes	(9,592)	(11,062)
Total consolidated income from operations before interest and income taxes	$21,643	$12,246

(1) Includes loss on assets held for sale, loss on disposal of long-lived assets, and depreciation and amortization expense.
(2) Includes loss on disposal of long-lived assets, loss on leases, and depreciation and amortization expense.
(3) Includes depreciation and amortization expense.

(4) Includes the elimination of intersegment revenue for courses taken by employees of one reportable segment at another reportable segment.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Depreciation and amortization
Military+ Segment	$1,055	$1,029
Health+ Segment	2,716	2,630
Total reportable segment depreciation and amortization	$3,771	$3,659
Corporate and Other	383	333
Total consolidated depreciation and amortization	$4,154	$3,992
Interest expense, net
Military+ Segment	$423	$319
Health+ Segment	151	466
Total reportable segment interest expense, net	$574	$785
Corporate and Other	(1,299)	(1,672)
Total consolidated interest expense, net	$(725)	$(887)
Income tax expense (benefit)
Military+ Segment	$7,758	$7,734
Health+ Segment	166	(421)
Total reportable segment income tax expense	$7,924	$7,313
Corporate and Other	(6,409)	(4,847)
Total consolidated income tax expense	$1,515	$2,466

Note 9. Contingencies

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

     A summary of Military+ revenue derived from students by primary funding source is as follows:

	Three Months Ended March 31,
	(Unaudited)
	2026	2025
DoD tuition assistance programs	45%	44%
VA education benefits	24%	24%
Title IV programs	17%	18%
Cash and other sources	14%	14%

A summary of Health+ revenue by institution, RU and HCN, derived from students by primary funding source is as follows:

	Three Months Ended March 31,
	(Unaudited)
RU	2026	2025
Title IV programs	76%	77%
Cash and other sources	22%	22%
VA education benefits	2%	1%

	Three Months Ended March 31,
	(Unaudited)
HCN	2026	2025
Title IV programs	84%	85%
Cash and other sources	15%	14%
VA education benefits	1%	1%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    In this Quarterly Report on Form 10-Q, or this Quarterly Report, “we,” “our,” “us,” the “Company” and similar terms refer to American Public Education, Inc., or APEI, and its subsidiary institutions collectively unless the context indicates otherwise. All quarterly information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is unaudited. The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or our Annual Report.

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
•federal appropriations and other budgetary matters, including government shutdowns, and the estimated impact of such matters on us and our prospective and current students, and our efforts to mitigate impacts;
•actions by the U.S. Department of Education, or ED, institutional and programmatic accreditors, and state authorizing agencies and expectations regarding the effects of those actions;
•our ability to manage, grow, and diversify our business and execute our business initiatives and strategy;
•the impact, timing, projected benefits, and terms of the planned combination of American Public University System, or APUS, Rasmussen University, or RU, and Hondros College of Nursing, or HCN, into one consolidated institution encompassing all APUS, RU, and HCN programs, campuses, and operations, or the Combination;
•legislative and regulatory changes, shifts in regulatory priorities, restrictions on the function, operations, and budgets of federal agencies, including ED, as a result of U.S. presidential and administration transitions and presidential directives regarding governmental actions;
•our ability to maintain, develop, and grow our technology infrastructure, including with respect to any current or planned use of artificial intelligence or transform our technology infrastructure and realize the benefits of any such transformation;
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
•actions by the Department of Defense, or DoD, or branches of the U.S. Armed Forces, including actions related to participating in DoD tuition assistance, or TA, programs, our responses to those actions, and expectations regarding the effects of those actions and responses;
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
•any adverse impacts of government shutdowns on APUS’s net course registrations and our results of operations, and our inability to realize the intended benefits of any efforts to mitigate any such impacts;
•our dependence on the effectiveness of our ability to attract students who persist in our institutions’ programs;
•our inability to effectively market our programs or expand into new markets;
•the loss of our and our students’ ability to receive funds under TA programs, the reduction, elimination, or suspension of TA, or disruptions due to systems used to request TA;
•our inability to maintain enrollments from military students, including due to changes in military activity and deployments, budgets, and government shutdowns;
•our inability to predict whether ED will grant borrower defense to repayment, or BDTR, claims;
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
•risks related to our indebtedness; and
•our dependence on and need to continue to invest in our technology infrastructure.

Forward-looking statements should be considered in light of these factors and the factors described elsewhere in this Quarterly Report, in the “Risk Factors” section of this Quarterly Report and our Annual Report, and elsewhere in our various filings with the Securities and Exchange Commission, or the SEC. It is important that you read these factors and the other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance, or achievements expressed or implied by these forward-looking statements. You should also read the more detailed description of our business in our Annual Report when considering forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, or otherwise, except as required by law.

Overview

Background

    We are a provider of online and campus-based postsecondary education to approximately 108,900 students through our subsidiary, American Public University System, Inc. which currently operates three separately accredited institutions, APUS, RU, and HCN. Our institutions offer purpose-built education programs designed to prepare individuals for productive contributions to their professions and society, and opportunities designed to advance students in their current professions or to help them prepare for their next career. Our institutions are accredited and licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent the institution believe such licenses or authorizations are required and are certified by ED to participate in Title IV programs.

In January 2025, we announced the planned combination of our three institutions, or the Combination, which will result in a combined Higher Learning Commission-accredited institution named American Public University System. Effective March 2, 2026, or the Merger Date, we completed the merger of the legal entities that owned and operated our three institutions, with American Public University System, Inc. surviving the merger, or the Legal Merger, and we subsequently notified ED that the Legal Merger occurred. We currently expect the Combination to occur during the third quarter of 2026, subject to obtaining required approvals.

We previously provided our educational services through three reportable segments: the APUS Segment, the RU Segment, and the HCN Segment. Beginning in fiscal 2026, in connection with the Combination, we now provide our educational services through the following two reportable segments:

•Military+, which was formerly the APUS Segment, provides online postsecondary education to approximately 89,500 adult learners, directed primarily at the needs of the military, veterans, extended military and veteran families, and other public service and service-minded communities through APUS, which operates through two brands: American Military University, and American Public University. As of March 31, 2026, approximately 62% of Military+ students self-reported that they served in the military on active duty at the time of initial enrollment.

•Health+, consisting of the businesses that formerly comprised the RU Segment and the HCN Segment, provides nursing- and health sciences-focused and other postsecondary education, including business, technology, and education. Health+ provides these education services to approximately 19,400 students at 27 campuses in eight states and online (excluding one campus planned to close during 2026) through RU and HCN. As of March 31, 2026, on-ground enrollment was approximately 11,000, and online enrollment was approximately 8,400 students.

Adjustments to reconcile segment results to the Consolidated Financial Statements are included in Corporate and Other. These adjustments include unallocated corporate activity and eliminations, and, prior to July 25, 2025, or the GSUSA Sale Date, the operational activities of Graduate School USA, or GSUSA. Prior period segment disclosures have been recast to conform to the current period presentation.

Legislative and Regulatory Activity

The Planned Combination of APUS, RU, and HCN

We were required to obtain HLC approval prior to effectuating the Combination, and pursuant to ED’s requirements, are pursuing the Combination in two steps: (i) the Legal Merger and (ii) combination of APUS, RU, and HCN into one HLC-accredited institution, or the Institutional Combination. In February 2026, HLC approved the continuation of accreditation of APUS and RU after the Legal Merger with an acknowledgment that the intent is to consolidate the three institutions into one HLC accreditation. On April 28, 2026, HLC approved the continuation of accreditation after the Institutional Combination. HLC has scheduled a site visit in August 2026 in connection with the Legal Merger. We currently expect to complete implementation of the Institutional Combination in the third quarter of 2026, subject to obtaining required approvals from ED and state agencies. For additional details regarding regulatory treatment of the Combination, see the Regulatory Environment in our Annual Report captioned “Regulatory Environment – Accreditation – Institutional Accreditation” and “Regulatory Environment – Accreditation – The Planned Combination of APUS, RU, and HCN”, and for additional information regarding risks related to the Combination, see the Risk Factor in our Annual Report with the caption beginning “The planned combination of APUS, RU, and HCN...”

Borrower Defense to Repayment Claims

Between January 1, 2026 and April 30, 2026, our institutions received 646 BDTR claims from ED, seeking in the aggregate a discharge of approximately $11.0 million in loans.

Each of our institutions disputes the validity of these claims and has filed responses to them with ED. We are unable to predict whether ED will grant BDTR relief for the claims, or if so, whether it will seek recoupment from our institutions. For additional information regarding risks related to BDTR claims, see the Risk Factor in our Annual Report captioned “ED rules related to BDTR claims may create significant liability that could have an adverse effect on our business and results of operations”.

Summary of Results

Consolidated revenue for the three months ended March 31, 2026, increased to $174.7 million from $164.6 million, or by 6.2%, as compared to the prior year period. The growth was primarily driven by higher net course registrations in our Military+ segment and increased enrollment in our Health+ segment, partially offset by the absence of revenue from GSUSA following its sale in July 2025.

Our net income for the three months ended March 31, 2026, was $17.7 million, compared to $8.9 million in the prior year period, an increase of $8.8 million. The increase in net income for the three months ended March 31, 2026, was primarily related to the increase in revenue of $10.2 million, as compared to the prior year period, partially offset by the extinguishment of debt recognized in the three months ended March 31, 2026 of $1.7 million. Our operating margin improved to 12.4% for the three months ended March 31, 2026, as compared to 7.4% in the prior year period.

Military+ segment net course registrations for the three months ended March 31, 2026, increased to approximately 106,600 from approximately 102,500, an increase of 4,100, or 4.0%, as compared to the prior year period. Military+ segment revenue for the three months ended March 31, 2026, increased to $89.4 million from $83.9 million, or by 6.5%, as compared to the prior year period. Military+ segment operating margin increased to 34.3% for the three months ended March 31, 2026, from 28.7% in the prior year period.

Health+ segment total enrollment for the three months ended March 31, 2026, increased to approximately 19,400 from approximately 18,000, an increase of 1,400, or 7.8%, as compared to the prior year period. Health+ segment revenue for the three months ended March 31, 2026, increased to $85.4 million from $76.9 million, or by 11.0%, as compared to the prior year period. Health+ segment operating margin improved to 0.6% for the three months ended March 31, 2026, from negative 1.1% in the prior year period.

Our financial results for the three months ended March 31, 2025, reflect the financial results of GSUSA in Corporate and Other.

Critical Accounting Estimates

Goodwill and indefinite-lived intangible assets. Goodwill is the excess of the purchase price of an acquired business over the fair value of the assets acquired and liabilities assumed, including identifiable intangible assets. Goodwill is not amortized. Goodwill is reported at the reporting unit level that we have defined as our reportable segments. Before the Merger Date, in connection with our acquisitions of RU and HCN, we recorded $217.4 million and $38.6 million of goodwill, respectively, in our Health+ segment. We later recorded non-cash impairment charges reducing the carrying value of Health+ segment goodwill to $33.0 million and $26.6 million for RU and HCN, respectively. No goodwill was recorded in our Military+ segment.

In addition to goodwill, before the Merger Date, in connection with the acquisitions of RU and HCN, we recorded identified intangible assets with an indefinite useful life in the aggregate amount of $51.0 million and $3.7 million, respectively, in our Health+ segment, which included intangible assets related to trade name, accreditation, licensing, and Title IV, and affiliate agreements. We later recorded non-cash impairment charges reducing the carrying value of RU indefinite-lived identified intangible assets to $24.5 million. There were no indefinite-lived intangible assets in our Military+ segment.

We recorded $35.5 million and $4.4 million of identified intangible assets with a definite useful life in connection with the acquisitions of RU and HCN, respectively. There were no definite-lived intangible assets in our Military+ segment.

We test goodwill and indefinite-lived intangible assets for impairment at least annually, and more frequently if events and circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The process of evaluating goodwill and indefinite-lived intangible assets for impairment is subjective and requires significant judgment and estimates. When performing an optional qualitative analysis, we consider many factors, including general economic conditions, industry and market conditions, certain cost factors, financial performance and key business drivers (for example, student enrollment), long-term operating plans, and potential changes to significant assumptions and estimates used in the most recent fair value analysis. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions and estimates. Actual results may differ and have a material impact on our results of operations and financial position, and subsequent events are not necessarily indicative of the reasonableness of the original assumptions or estimates.

We estimate fair value in our quantitative analysis by weighting the results from two different valuation approaches. They are: (i) discounted cash flow and (ii) guideline public company. Under the discounted cash flow method, we determined fair value by discounting the estimated future cash flows of RU and HCN at their estimated weighted-average cost of capital. We incorporate the use of projected financial information and a discount rate that are developed using market participant-based assumptions. The cash-flow projections are based on three-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth, which are updated at least annually and approved by management. Under the guideline public company method, we used pricing multiples from other public companies in the public higher education market to determine the fair value of RU and HCN. Values derived under the two valuation methods are then weighted to estimate RU and HCN’s enterprise values. If we determine that the carrying amount of a reporting unit exceeds its fair value, we then calculate the implied fair value of the reporting unit goodwill as compared to its carrying amount to determine the appropriate impairment charge. Although we believe our assumptions are reasonable, actual results may vary significantly and may expose us to material impairment charges in the future. Our methodology for determining fair values remained consistent for the periods presented.

During the three months ended March 31, 2026, in connection with the Combination and just prior to the Merger Date, we completed a quantitative assessment of goodwill and indefinite-lived intangibles for our RU and HCN. The assessment concluded that the fair value of goodwill for each of RU and HCN exceeded its carrying values by approximately $90.8 million, or 60%, and $26.0 million, or 55%, respectively. Significant assumptions in the forecast used in the discounted cash flow valuation model include continued growth in our RU enrollment and cost containment measures. HCN’s significant assumptions in the forecast relate to future campus openings and tuition increases. These assumptions are subject to risks and uncertainties that could negatively impact results, including, but not limited to, changes in the regulatory environment, declines in student enrollment, adverse actions by state boards of nursing (such as enrollment caps), and unplanned increases in expenses. In addition, we determined the fair value of our RU and HCN indefinite-lived intangible asset was greater than their carrying values. Therefore, as of the Merger Date, there was no impairment of RU and HCN goodwill and indefinite-lived intangible assets.

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

For more information regarding our Critical Accounting Policies and Use of Estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Results of Operations

    Below we have included a discussion of our operating results and material changes in our operating results during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our reportable segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in revenue and expenses.

Military+ net course registrations for the three months ended March 31, 2026, increased to approximately 106,600 from approximately 102,500, an increase of 4,100, or 4.0%, as compared to the prior year period primarily due to increases in military registrations from students utilizing TA and military-affiliated students utilizing education benefit programs administered by the U.S. Department of Veterans Affairs, or VA. Military+ operating margin increased to 34.3% for the three months ended March 31, 2026, from 28.7% in the prior year period. Operating margin for the three months ended March 31, 2026, increased primarily due to the $5.5 million increase in revenue and a $1.5 million decrease in loss on assets held for sale, partially offset by a $1.3 million increase in advertising costs, as compared to the prior year period.

Health+ total enrollment for the three months ended March 31, 2026, increased to approximately 19,400 from approximately 18,000, an increase of 1,400, or 7.8%, as compared to the prior year period, driven by a 10.0% increase in on-ground enrollment, and a 5.0% increase in online enrollment. Health+ operating margin improved to 0.6% for the three months ended March 31, 2026, from negative 1.1%, in the prior year period. The improvement in the operating margin for the three months ended March 31, 2026, was primarily due to the $8.4 million revenue increase, partially offset by increases of $2.8 million in classroom and course materials costs, $1.9 million in advertising costs, $1.3 million in employee compensation costs, and $0.8 million in bad debt expense, as compared to the prior year period.

For a more detailed discussion of our results by reportable segment, refer to “Analysis of Operating Results by Reportable Segment” below.

Analysis of Consolidated Statements of Income

The following table sets forth statements of income data as a percentage of revenue for the period indicated:

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Revenue	100.0%	100.0%
Costs and expenses:
Instructional costs and services	42.7	45.5
Selling and promotional	21.7	21.4
General and administrative	20.8	22.1
Depreciation and amortization	2.4	2.4
Loss on assets held for sale	—	0.9
Loss on disposals of long-lived assets	0.1	0.1
Total costs and expenses	87.6	92.6
Income from operations before interest and income taxes	12.4	7.4
Loss on extinguishment of debt	(1.0)	—
Interest expense, net	(0.4)	(0.5)
Income from operations before income taxes	11.0	6.9
Income tax expense	0.9	1.5
Net income	10.1	5.4
Preferred stock dividend	—	0.9
Net income available to common stockholders	10.1%	4.5%

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

Revenue. Our consolidated revenue for the three months ended March 31, 2026, was $174.7 million, an increase of $10.2 million, or 6.2%, compared to $164.6 million for the three months ended March 31, 2025. Revenue increased primarily due to an $8.4 million, or 11.0%, increase in revenue in our Health+ segment, a $5.5 million, or 6.5%, increase in revenue in our Military+ segment, partially offset by a $3.7 million decrease in GSUSA revenue included in Corporate and Other for the period prior to the GSUSA Sale Date. Our Health+ segment revenue increase was primarily due to a 7.8% increase in total student enrollment and the impact of tuition increases in the second half of 2025. Our Military+ segment revenue increase was primarily due to a 4.0% increase in net course registrations, as compared to the prior year period.

Costs and expenses. Costs and expenses for the three months ended March 31, 2026, were $153.1 million, an increase of $0.8 million, or 0.5%, compared to $152.3 million for the three months ended March 31, 2025. Costs and expenses for the three months ended March 31, 2026, include $0.9 million in professional fees related to the Combination in Corporate and Other. The results in the prior year period included a $1.5 million loss on assets held for sale in our Military+ segment and $1.0 million in professional fees in Corporate and Other relating to the Combination. Costs and expenses for the three months ended March 31, 2026, as compared to the prior year period, excluding the items noted above, increased $2.4 million, or 1.6%, primarily due to increases of $2.9 million in advertising costs, $2.7 million in classroom and course materials costs due to increased vendor costs and enrollment, and $1.3 million in bad debt expense, partially offset by decreases of $1.6 million in employee compensation costs, $1.6 million in occupancy costs, and $0.7 million in information technology costs related to our ongoing efforts to reduce operating costs. Costs and expenses as a percentage of revenue decreased to 87.6% for the three months ended March 31, 2026, from 92.6% for the three months ended March 31, 2025.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2026, were $74.6 million, a decrease of $0.3 million, or 0.4%, compared to $74.9 million for the three months ended March 31, 2025. Instructional costs and services expenses decreased primarily due to the $3.2 million decrease in Corporate and Other due to the sale of GSUSA, a $0.9 million decrease in employee compensation costs in our Military+ segment, and a $0.5 million decrease in occupancy costs in our Health+ segment related to campus and office space closures in 2025, partially offset by increases of $2.8 million in classroom and course material costs due to increased vendor costs and enrollment, and $1.4 million in employee compensation costs in our Health+ segment related to increased enrollment. Instructional costs and services expenses as a percentage of revenue decreased to 42.7% for the three months ended March 31, 2026, from 45.5% for the three months ended March 31, 2025.
Selling and promotional expenses. Our selling and promotional expenses for the three months ended March 31, 2026, were $37.9 million, an increase of $2.7 million, or 7.6%, compared to $35.2 million for the three months ended March 31, 2025. Selling and promotional expenses increased primarily due to an aggregate increase of $3.1 million in advertising costs across both segments to further drive enrollment, partially offset by a decrease of $1.1 million in Corporate and Other due to the sale of GSUSA. Selling and promotional expenses as a percentage of revenue increased to 21.7% for the three months ended March 31, 2026, from 21.4% for the three months ended March 31, 2025.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2026, were $36.3 million, a decrease of $0.1 million, or 0.3%, compared to $36.4 million for the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, general and administrative expenses included $0.9 million and $1.0 million, respectively, in professional fees relating to the Combination in Corporate and Other. General and administrative expenses decreased primarily due to a $1.6 million decrease in Corporate and Other due to the sale of GSUSA, partially offset by a $1.4 million increase in bad debt expense in both segments. Consolidated bad debt expense for the three months ended March 31, 2026, was $6.3 million, or 3.6% of revenue, compared to $5.0 million, or 3.0% of revenue in the prior year period. General and administrative expenses as a percentage of revenue decreased to 20.8% for the three months ended March 31, 2026, from 22.1% for the three months ended March 31, 2025. As we continue to evaluate enhancements to our business capabilities, we may incur additional costs, and our general and administrative expenses will vary from time to time.

Depreciation and amortization expenses. Depreciation and amortization expenses were $4.2 million for the three months ended March 31, 2026, compared to $4.0 million in the prior year period, a decrease of $0.2 million. Depreciation and amortization expenses as a percentage of revenue were 2.4% for the three months ended March 31, 2026, and 2025, respectively.

Loss on extinguishment of debt. For the three months ended March 31, 2026, we recorded a $1.7 million loss on extinguishment of debt relating to the refinance of our corporate debt. There was no loss on extinguishment of debt in the prior year.

Loss on assets held for sale. There were no losses on assets held for sale in the three months ended March 31, 2026. For the three months ended March 31, 2025, the $1.5 million non-cash loss on assets held for sale is for real property in Charles Town, West Virginia in our Military+ segment.

Loss on disposals of long-lived assets. The loss on disposal of long-lived assets was $0.2 million for the three months ended March 31, 2026, as compared to $0.2 million for the three months ended March 31, 2025.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $2.3 million for each of the three months ended March 31, 2026, and 2025. Stock-based compensation costs included accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest expense, net. Interest expense, net of interest and other income, was $0.7 million and $0.9 million for the three months ended March 31, 2026, and 2025, respectively. Net interest expense in the three months ended March 31, 2026, as compared to the prior year period, decreased primarily due to a decrease in interest expense due to the refinance of corporate debt and the decrease in market rates paid in the comparable periods.

Income tax expense. We recognized income tax expense of $1.5 million and $2.5 million for the three months ended March 31, 2026, and 2025, respectively, or an effective tax rate of 7.9% in 2026 and 21.7% in 2025. The effective tax rate in both periods was positively impacted by excess tax benefits related to stock compensation as the first quarter typically includes the majority of annual vested stock awards. The impact on the first quarter of 2026 was more significant due to the increase in share price, in comparison to the prior period.

Net income. Our net income was $17.7 million and $8.9 million for the three months ended March 31, 2026, and 2025, respectively, an increase of $8.8 million. This increase was due to the factors discussed above.

Preferred stock dividends. There were no preferred stock dividends for the three months ended March 31, 2026 due to the redemption of all outstanding shares of our Series A Senior Preferred Stock in June 2025. Preferred stock dividends for the three months ended March 31, 2025 were $1.4 million.

Net income available to common stockholders. The net income available to common stockholders was $17.7 million for the three months ended March 31, 2026, compared to a net income available to common stockholders of $7.5 million for the three months ended March 31, 2025, an improvement of $10.3 million. This improvement was due to the factors discussed above.

Analysis of Operating Results by Reportable Segment

    The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Revenue:
Military+	$89,443	$83,946
Health+	85,356	76,927
Corporate and Other	(61)	3,678
Total revenue	$174,738	$164,551
Income (loss) from operations before interest and income taxes:
Military+	$30,718	$24,126
Health+	517	(818)
Corporate and Other	(9,592)	(11,062)
Total income from operations before interest and income taxes	$21,643	$12,246

Military+

For the three months ended March 31, 2026, the $5.5 million, or 6.5%, increase to approximately $89.4 million in revenue in our Military+ segment was primarily attributable to higher net course registrations, as compared to the prior year period. Net course registrations increased 4.0% to approximately 106,600 from approximately 102,500 in the prior year period, primarily due to increases in military registrations from students utilizing TA, and military-affiliated students utilizing VA education benefits. Income from operations before interest and income taxes increased to $30.7 million during the three months ended March 31, 2026, from $24.1 million in the prior year period, an increase of $6.6 million, or 27.3%, primarily due to the $5.5 million revenue increase as well as the $1.5 million decrease in loss on assets held for sale, partially offset by a $1.3 million increase in advertising costs, in each case as compared to the prior year period.

Health+

For the three months ended March 31, 2026, the $8.4 million, or 11.0%, increase to approximately $85.4 million in revenue in the Health+ segment was primarily due to a 7.8% increase in total student enrollment which was driven by an 10.0% increase in on-ground enrollment, and a 5.0% increase in online enrollment, as compared to the prior year period, and the impact of tuition increases in the second half of 2025. Income from operations before interest and income taxes was $0.5 million for the three months ended March 31, 2026, and a loss of $0.8 million for the three months ended March 31, 2025, respectively, an improvement of $1.3 million. The increase was primarily due to the increase in revenue of $8.4 million, partially offset by increases of $2.8 million in classroom and course materials costs, $1.9 million in advertising costs, $1.4 million in instructional cost and services employee compensation costs, and $0.8 million in bad debt expense, as compared to the prior year period.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents, and restricted cash were $221.0 million and $176.5 million at March 31, 2026, and December 31, 2025, respectively, representing an increase of $44.5 million, or 25.2%. The increase was primarily due to the collection of TA accounts receivable in the Military+ segment, and our improved financial performance, partially offset by cash used to repurchase common stock and the additional principal paydown of corporate debt. We have historically financed operating activities and capital expenditures with cash provided by operating activities. We expect to continue to fund our costs and expenses through cash generated from operations for the next twelve months and beyond. For more on our material cash requirements from known contractual and other obligations, please refer to the section entitled “Contractual Obligations” in Item 7 of Part II of our Annual Report.

We derive a significant portion of our revenue from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course or term. Another significant source of revenue is derived from TA from the DoD and programs from the VA. Generally, VA funds are received within 60 days of the start of the courses to which they relate, and TA funds received within 30 days of the invoice date. APUS generally invoices for TA approximately nine weeks after the start of a course, and may change its billing approach as in the past, which has had the effect of delaying payments from one period into another. For example, in July 2025, APUS delayed billing to certain branches, further delaying payments until 2026, which could have an adverse impact on APUS’s ability to comply with the 90/10 Rule in 2026 or future years. The change in TA billing practice added to our accounts receivable as of December 31, 2025, and resulted in an increase to our leverage ratio as of December 31, 2025, under our Credit Agreement as defined and discussed in “Note 7. Long-term Debt”. During the three months ended March 31, 2026, APUS collected approximately $33.3 million from TA related to the 2025 delayed billings.

On March 2, 2026, we completed the first step of the Combination, and we anticipate completing the Combination in the third quarter of 2026, subject to obtaining required approvals. For the years ended December 31, 2025, and 2024, we incurred $3.5 million and $2.2 million in professional fees, respectively, related to the Combination. For the three months ended March 31, 2026, we incurred $0.9 million in professional fees and expect to incur between approximately $1.0 million and $3.0 million in professional fees in 2026 to complete the Combination.

That certain Credit Agreement dated as of September 1, 2021, as amended, by and among the Company, as borrower, the lenders from time to time party thereto, and Macquarie Capital Funding, LLC, as administrative agent and collateral agent, or the Prior Credit Agreement, contained financial covenants that required us to maintain a Total Net Leverage Ratio (as defined in the Prior Credit Agreement) of no greater than 2.00 to 1.00 and 0.75 to 1.00, respectively, which was subject to certain exceptions. The Total Net Leverage Ratio under the Prior Credit Agreement at December 31, 2025, was negative 0.30 due to the growth in both cash and earnings and the reduction in restricted cash.

On March 9, 2026, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent, PNC Capital Markets LLC as joint lead arranger and bookrunner, and a syndicate of lenders, or the Lenders, or the 2026 Credit Agreement. The 2026 Credit Agreement provides for (i) a $90.0 million senior secured term loan, or the 2026 Term Loan, and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $40.0 million, or the 2026 Revolving Credit Facility, or, together with the 2026 Term Loan, the 2026 Facilities. The 2026 Revolving Credit Facility replaces our prior $20.0 million senior secured revolving credit facility under the Prior Credit Agreement, and the proceeds of the 2026 Term Loan, together with cash on hand, were used to repay the approximately $96.4 million principal amount outstanding under our prior $175.0 million term loan under the Prior Credit Agreement.

The 2026 Credit Agreement contains financial covenants that require us to (i) maintain a Consolidated Total Net Leverage Ratio of no greater than 2.50:1.00, (ii) maintain a Consolidated Interest Coverage Ratio of no less than 2.50:1.00 and (iii) maintain a minimum balance of domestic unrestricted cash and cash equivalents of $40.0 million. The Consolidated Interest Coverage Ratio (as defined in the 2026 Credit Agreement) reflects a ratio of consolidated EBITDA to consolidated interest expense. The Consolidated Total Net Leverage Ratio, under the 2026 Credit Agreement, at March 31, 2026, was negative 0.10. For more information on the 2026 Facilities and their terms, please refer to “Note 7. Long-Term Debt”.

Capital expenditures could be higher in the future as a result of, among other things, additional expenditures for technology or other business capabilities, the maintenance of existing campuses at Health+, the opening or closing of campuses or the consolidation of existing campuses at Health+, the acquisition or lease of existing structures or potential new construction projects, and necessary tenant improvements that arise as a result of our ongoing evaluation of our space needs and opportunities for physical growth. We also expect to continue to explore opportunities to invest in the education industry, which could include purchasing or investing in other education-related companies or companies developing new technologies.

Share Repurchase Program

On March 10, 2026, the Board approved a common stock repurchase program of up to $50 million in the aggregate. The program replaces our prior repurchase authorizations. For the three months ended March 31, 2026, we repurchased 17,840 shares of common stock for an aggregate purchase price of $1.0 million.

Operating Activities

Net cash provided by operating activities was $63.3 million and $37.0 million for the three months ended March 31, 2026, and 2025, respectively. The increase in cash from operating activities was primarily due to the collection of TA accounts receivable in our Military+ segment, related to the 2024 change in TA billing approach, our improved financial performance, and other changes in working capital due to the timing of receipts and payments. Accounts receivable at March 31, 2026, decreased approximately $27.0 million compared to December 31, 2025, primarily related to TA collections in our Military+ segment. Cash flow provided by accounts payable, accrued liabilities, and accrued compensation and benefits at March 31, 2026, were approximately $12.4 million.

Investing Activities

Net cash used in investing activities was $2.5 million for the three months ended March 31, 2026, compared to $3.4 million of net cash used in investing activities for the three months ended March 31, 2025, mainly due to a decrease in capital expenditures in the current year period, when compared to prior year.

Financing Activities

Net cash used in financing activities was $16.3 million and $5.0 million for the three months ended March 31, 2026, and 2025, respectively. The increase in cash used in financing activities in the current year period is primarily due to cash paid for the repurchase of common stock of $8.7 million, mainly relating to the deemed repurchase of our common stock to satisfy minimum tax-withholding requirements in connection with the vesting of restricted stock grants. In the three months ended March 31, 2026, we also refinanced our corporate debt which included a $6.5 million net principal paydown and $1.1 million for debt issuance costs. Financing activities for the three months ended March 31, 2025, included preferred stock dividends paid of $1.4 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of March 31, 2026. We maintain our cash and cash equivalents in bank deposit accounts, money market funds, and short-term U.S. Treasury bills. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. Due to the short-term duration of our investment portfolio, the low yield on the portfolio, and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in short-term U.S. Treasury bills issued at a discount to their par value. Our future investment income will vary due to changes in interest rates.

In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. For every 100 basis points increase in Term Secured Overnight Financing Rate, we would incur an incremental $900,000 in interest expense per year, excluding any impact offset from the interest rate cap agreement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2026. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2026	—	—	—	—	5,979,687
January 1 - January 31, 2026	—	—	—	66,582	5,979,687
February 1 - February 28, 2026	—	—	—	297,411	5,979,687
March 1 - March 31, 2026	17,840	56.07	17,840	—	48,999,720
Total	17,840	$56.07	17,840	—	$48,999,720

(1)On March 10, 2026, our Board approved a common stock repurchase program of up to $50.0 million in the aggregate. This program replaces the prior repurchase authorizations described in footnotes 3 and 4 of this table.

(2)On December 9, 2011, our Board approved a common stock repurchase program under which we could annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plans. The authorization under this repurchase program was terminated in connection with our March 2026 purchase authorization as described in footnote 2 of this table.

(3)On May 2, 2019, our Board approved a common stock repurchase program of up to $35.0 million, and on December 5, 2019, our Board approved an additional authorization of up to $25.0 million. Further, on November 27, 2023, our Board approved an additional authorization of up to $10.0 million. The authorization under this program was terminated in connection with our March 2026 purchase authorization as described in footnote 2 of this table.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below.

Name and Title	Date Adopted	Character of trading Agreement	Aggregate Number of Shares of Common Stock to be (Sold) Purchased Pursuant to Trading Agreement	Duration
Thomas A. Beckett SVP, General Counsel and Secretary	Modification (March 16, 2026) (1)	Rule 10b5-1 Trading Arrangement	Up to (14,000) (2)	12/31/2026 (3)

(1) On March 16, 2026, Mr. Beckett modified his Rule 10b5-1 trading arrangement adopted on November 24, 2025, or the Original Beckett Arrangement. A description of the material terms of the Original Beckett Arrangement is incorporated herein by reference from the Annual Report. The modification constituted a termination of the Original Beckett Arrangement and the adoption of a new Rule 10b5-1 trading arrangement, or the Modified Beckett Arrangement, pursuant to Rule 10b5-1 under the Exchange Act. Sales under the Modified Beckett Arrangement will not begin until expiration of the applicable 90-day cooling-off period, or June 15, 2026.

(2) The figure presented represents shares to be sold upon the vesting of equity awards. The actual number of shares under the Modified Beckett Arrangement may be different than the aggregate number of shares listed due to tax withholdings.

(3) The Modified Beckett Arrangement will expire upon the earlier to occur of the completion of all eligible sales during the final sale period from December 15, 2026, through December 31, 2026, and December 31, 2026.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1*
Credit Agreement, dated March 9, 2026, by and among American Public Education, Inc., the Guarantors, the Lenders and Issuing Lenders from time to time party thereto, and PNC Bank, National Association (1)

10.2*	Security and Pledge Agreement, dated March 9, 2026, by and among American Public Education, Inc., the Obligors party thereto, and PNC Bank, National Association (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
EX-101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Portions of this exhibit have been redacted or omitted in compliance with Regulation S-K Item 601(b) and will be furnished supplementally upon request to the SEC.
(1)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K (File No. 001-33810), filed with the SEC on March 12, 2026.
(2)	Filed herewith.
(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	May 11, 2026
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Edward H. Codispoti	May 11, 2026
Edward H. Codispoti
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)