Form 10-Q
period 2026-06-30
AMERICAN PUBLIC EDUCATION INC
filed 2026-08-10
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The total number of shares of common stock outstanding as of August 6, 2026, was 18,301,543.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of June 30, 2026	As of December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$146,548	$176,499
Short-term investments (Note 3)	76,256	—
Accounts receivable, net of allowance of $21,754 in 2026 and $21,113 in 2025	35,512	65,662
Prepaid expenses	20,068	14,197
Income tax receivable	4,136	3,458
Total current assets	282,520	259,816
Property and equipment, net	69,534	70,598
Operating lease assets, net (Note 5)	55,390	57,686
Deferred income taxes	36,613	39,176
Intangible assets, net (Note 6)	28,221	28,221
Goodwill (Note 6)	59,593	59,593
Other assets, net	5,875	6,328
Total assets	$537,746	$521,418
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,148	$4,822
Accrued compensation and benefits	20,797	22,463
Accrued liabilities	20,349	13,375
Deferred revenue and student deposits	23,928	23,016
Lease liabilities, current (Note 5)	11,109	11,374
Long-term debt, current (Note 8)	5,625	—
Total current liabilities	86,956	75,050
Lease liabilities, long-term (Note 5)	55,098	56,921
Long-term debt, net (Note 8)	81,635	94,665
Total liabilities	223,689	226,636
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 18,367,887 and 18,125,860; issued and outstanding in 2026 and 2025	183	181
Additional paid-in capital	307,878	311,119
Accumulated other comprehensive loss	(7)	(18)
Retained earnings (deficit)	6,003	(16,500)
Total stockholders’ equity	314,057	294,782
Total liabilities and stockholders’ equity	$537,746	$521,418

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenue	$171,731	$162,766	$346,469	$327,317
Costs and expenses:
Instructional costs and services	76,640	78,423	151,270	153,367
Selling and promotional	40,115	35,048	77,982	70,253
General and administrative	37,492	38,147	73,782	74,554
Depreciation and amortization	3,953	4,088	8,107	8,080
Loss on assets held for sale (Note 2)	—	—	—	1,527
Loss on disposals of long-lived assets	5	35	159	265
Total costs and expenses	158,205	155,741	311,300	308,046
Income from operations before interest and income taxes	13,526	7,025	35,169	19,271
Loss on extinguishment of debt (Note 8)	—	—	(1,672)	—
Interest income (expense), net	634	(1,108)	(91)	(1,995)
Income before income taxes	14,160	5,917	33,406	17,276
Income tax expense (Note 2)	4,387	1,421	5,902	3,887
Net income	$9,773	$4,496	$27,504	$13,389
Preferred stock dividends	—	1,319	—	2,751
Loss on redemption of preferred stock	—	3,501	—	3,501
Net income (loss) available to common stockholders	$9,773	$(324)	$27,504	$7,137

Income (loss) per common share (Note 7):
Basic	$0.53	$(0.02)	$1.50	$0.40
Diluted	$0.52	$(0.02)	$1.46	$0.39
Weighted average number of common shares:
Basic	18,362	18,034	18,322	17,937
Diluted	18,810	18,597	18,808	18,496

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net income	$9,773	$4,496	$27,504	$13,389
Other comprehensive gain (loss), net of tax:
Unrealized loss on short-term investments, net of taxes	(7)	—	(7)	—
Unrealized gain (loss) on hedging derivatives, net of taxes	—	20	—	(26)
Unrealized (loss) gain, net of taxes	(7)	20	(7)	(26)

Reclassification of gain to net income, net of taxes	—	—	18	5
Reclassifications of gain to net income, net of taxes	—	—	18	5
Total other comprehensive (loss) gain	(7)	20	11	(21)

Comprehensive income	$9,766	$4,516	$27,515	$13,368
The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	—	$—	18,125,860	$181	$311,119	$(18)	$(16,500)	$294,782
Exercise of stock options	—	—	470	—	17	—	—	17
Issuance of common stock under employee benefit plans	—	—	480,429	5	(5)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(177,765)	(2)	(7,708)	—	—	(7,710)
Stock-based compensation	—	—	—	—	2,327	—	—	2,327
Repurchased and retired shares of common stock	—	—	(17,840)	—	—	—	(1,000)	(1,000)
Other comprehensive income	—	—	—	—	—	18	—	18
Net income	—	—	—	—	—	—	17,731	17,731
Balance as of March 31, 2026	—	$—	18,411,154	$184	$305,750	$—	$231	$306,165
Exercise of stock options	—	—	6,925	—	37	—	—	37
Issuance of common stock under employee benefit plans	—	—	22,742	—	—	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(2,569)	—	(141)	—	—	(141)
Stock-based compensation	—	—	—	—	2,232	—	—	2,232
Repurchased and retired shares of common stock	—	—	(70,365)	(1)	—	—	(4,001)	(4,002)
Other comprehensive loss	—	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	—	9,773	9,773
Balance as of June 30, 2026	—	$—	18,367,887	$183	$307,878	$(7)	$6,003	$314,057

The accompanying notes are an integral part of these Consolidated Financial Statements.

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	400	$39,691	17,712,575	$177	$305,823	$(7)	$(41,805)	$303,879
Preferred stock dividends	—	—	—	—	—	—	(1,432)	(1,432)
Exercise of stock options	—	—	14,431	—	143	—	—	143
Issuance of common stock under employee benefit plans	—	—	480,515	5	(5)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(171,100)	(2)	(3,691)	—	—	(3,693)
Stock-based compensation	—	—	—	—	2,263	—	—	2,263
Other comprehensive loss	—	—	—	—	—	(41)	—	(41)
Net income	—	—	—	—	—	—	8,893	8,893
Balance as of March 31, 2025	400	$39,691	18,036,421	$180	$304,533	$(48)	$(34,344)	$310,012
Preferred stock dividends	—	—	—	—	—	—	(1,319)	(1,319)
Redemption of preferred stock	(400)	(39,691)	—	—	—	—	—	(39,691)
Loss on redemption of preferred stock	—	—	—	—	—	—	(3,501)	(3,501)
Exercise of stock options	—	—	8,307	—	15	—	—	15
Issuance of common stock under employee benefit plans	—	—	18,157	—	—	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(1,286)	—	(30)	—	—	(30)
Stock-based compensation	—	—	—	—	2,238	—	—	2,238
Other comprehensive income	—	—	—	—	—	20	—	20
Net income	—	—	—	—	—	—	4,496	4,496
Balance as of June 30, 2025	—	$—	18,061,599	$180	$306,756	$(28)	$(34,668)	$272,240

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2026	2025
	(Unaudited)
Operating activities
Net income	$27,504	$13,389
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,107	8,080
Loss on extinguishment of debt	1,627	—
Amortization of debt issuance costs	346	688
Stock-based compensation	4,559	4,501
Accretion of investment discounts	(348)	—
Deferred income taxes	2,567	1,354
Loss on assets held for sale	—	1,527
Loss on disposals of long-lived assets	159	265
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	30,150	24,890
Prepaid expenses	(5,871)	(4,560)
Income tax receivable	(678)	(1,547)
Operating leases, net	315	(185)
Other assets	458	(374)
Accounts payable	326	2,220
Accrued compensation and benefits	(1,666)	(229)
Accrued liabilities	6,974	295
Deferred revenue and student deposits	912	1,493
Net cash provided by operating activities	75,441	51,807
Investing activities
Capital expenditures	(7,266)	(7,600)
Purchases of short-term investments	(75,919)	—
Proceeds from the sale of real property	—	22,950
Net cash (used in) provided by investing activities	(83,185)	15,350
Financing activities
Cash paid for repurchase of common stock	(12,853)	(3,723)
Cash received from exercise of stock options	54	158
Preferred stock dividends paid	—	(2,751)
Cash paid for redemption of preferred stock	—	(43,096)
Cash paid for principal on borrowings and finance leases	(97,657)	(107)
Cash received from borrowings	90,000	—
Cash paid for debt issuance costs	(1,751)	—
Net cash used in financing activities	(22,207)	(49,519)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(29,951)	17,638
Cash, cash equivalents, and restricted cash at beginning of period	176,499	158,941
Cash, cash equivalents, and restricted cash at end of period	$146,548	$176,579

Supplemental disclosure of cash flow information
Interest paid	$3,321	$4,820
Income taxes paid	$4,014	$4,063

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, together with its subsidiary referred to as the Company, is a provider of online and campus-based postsecondary education to students. Effective March 2, 2026, the Company completed the merger of the legal entities that owned and operated the Company’s three institutions at the time, American Public University System, or APUS, Rasmussen University, or RU, and Hondros College of Nursing, or HCN, with American Public University System, Inc. surviving the merger. On August 4, 2026, the U.S. Department of Education, or ED, approved, and we completed, the Combination of APUS, RU, and HCN into one HLC-accredited institution named American Public University System, or the System.

The Company provides education services through the following reportable segments:

•Military+ Segment, formerly the APUS Segment, provides online postsecondary education directed primarily at the needs of the military, veterans, extended military and veteran families, and other public service and service-minded communities through American Military University and American Public University.

•Health+ Segment, consisting of the businesses that formerly comprised the RU Segment and the HCN Segment, provides nursing- and health sciences-focused education and other postsecondary education, including business, technology, and education, to students through RU and HCN.

The System is licensed or otherwise authorized by state authorities to offer education programs to the extent it believes such licenses or authorizations are required, and the System is certified by ED to participate in student financial aid programs authorized under Title IV of the Higher Education Act of 1965, as amended, or Title IV programs.

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

Restricted Cash

Restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. Total restricted cash as of June 30, 2026, and December 31, 2025, was $1.2 million and $2.4 million, respectively.

Short-Term Investments

Investments with original maturities ranging from three months to one year are classified as short-term investments. As of June 30, 2026, the Company considered its short-term investments in investment grade commercial paper and U.S. Treasury securities as available-for-sale securities based on the Company’s intent for the respective securities. Available-for-sale securities are carried at fair value on the accompanying Consolidated Balance Sheets, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. Unrealized investment gains and losses, net of tax, are reported as a separate component of other comprehensive income. Accretion of discounts and interest are included in interest income (expense), net. Realized gains and losses, if any, are included in gain (loss) on investments.

Assets Held for Sale
Assets held for sale represent excess real property located in Charles Town, West Virginia within the Company’s Military+ Segment. The Company classifies long-lived assets as held for sale when the assets are expected to be sold within the next 12 months and meet the other relevant held for sale criteria. As such, the properties are recorded at the lower of the carrying value or fair value, less costs to sell, until such time the assets are sold.

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

In the first quarter of 2025, APUS completed the sale of an undeveloped parcel of land classified in assets held for sale as of December 31, 2024, for net sales proceeds of $0.5 million.

In the second quarter of 2025, APUS completed the sale of a building classified in assets held for sale as of December 31, 2024, for net sales proceeds of $15.9 million.

Total cash received from the sale of assets held for sale for the six months ended June 30, 2025, was $23.0 million. There were no assets held for sale as of June 30, 2026, and December 31, 2025.

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

Series A Senior Preferred Stock

The Company redeemed all 400 outstanding shares of the Series A Senior Preferred Stock in June 2025. The loss on redemption of $3.5 million was recorded as a reduction to net income available to common stockholders for the three months ended June 30, 2025 and was calculated as the difference between the consideration paid, excluding dividends, and the book value of the Series A Senior Preferred Stock of $39.6 million. Accordingly, there were no dividends declared or paid on the Series A Senior Preferred Stock during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, dividends declared and paid on the Series A Senior Preferred Stock were $1.4 million and $2.8 million, respectively.

Fair Value Measurements

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

Stock-based compensation expense for the three and six months ended June 30, 2026, and 2025, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Instructional costs and services	$195	$173	$428	$411
Selling and promotional	212	189	423	393
General and administrative	1,825	1,876	3,708	3,697
Total stock-based compensation expense	$2,232	$2,238	$4,559	$4,501

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2026, and 2025, the Management Development and Compensation Committee of the Board approved annual incentive arrangements for senior management employees. The aggregate amount of awards payable, if any, is dependent upon the achievement of certain Company financial and operational goals and the satisfaction of individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. During the three and six months ended June 30, 2026, the Company recognized an aggregate incentive-based compensation expense of $2.7 million and $4.9 million, respectively, compared to an aggregate expense of $2.9 million and $4.7 million for the three and six months ended June 30, 2025, respectively.

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

Note 3. Short-Term Investments

During the three months ended June 30, 2026, the Company began investing in short‑term investments, with original maturities ranging from three months to one year. Short-term investments consist of the following as of June 30, 2026 (dollars in thousands):

	As of June 30, 2026
	(Unaudited)
Short-term investments	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Commercial paper	$29,113	$—	$—	$29,113
U.S. Treasury securities	47,154	—	(11)	47,143
Total short-term investments	$76,267	$—	$(11)	$76,256

There were no realized gains or losses from the sale of short-term investments for the three months ended June 30, 2026. The unrealized losses on the Company’s short-term investments in U.S. Treasury securities as of June 30, 2026 were caused by changes in market values primarily due to interest rate volatility. As of June 30, 2026, there were no securities which were in an unrealized loss position for a period longer than 12 months. There were no impairment charges recorded during the three months ended June 30, 2026. The Company has no allowance for credit losses related to its short-term investments, as all investments are in investment grade securities. Interest income related to the Company’s short-term investments and cash and cash equivalents was $1.9 million and $3.4 million for the three and six months ended June 30, 2026, respectively.

Available-for-sale securities are included in Level 2 and are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Note 4. Revenue

Disaggregation of Revenue

    In the following table, revenue, shown net of grants and scholarships, is disaggregated by source. The table also includes a reconciliation of the disaggregated revenue within the reportable segments (in thousands):

	Three Months Ended June 30, 2026
	(Unaudited)
	Military+	Health+	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$84,009	$72,278	$(23)	$156,264
Graduation fees	1,241	—	—	1,241
Textbook and other course materials	—	13,050	—	13,050
Other fees	288	888	—	1,176
Total Revenue	$85,538	$86,216	$(23)	$171,731

	Three Months Ended June 30, 2025
	(Unaudited)
	Military+	Health+	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$80,518	$65,870	$3,380	$149,768
Graduation fees	910	—	—	910
Textbook and other course materials	—	10,867	—	10,867
Other fees	303	918	—	1,221
Total Revenue	$81,731	$77,655	$3,380	$162,766

	Six Months Ended June 30, 2026
	(Unaudited)
	Military+	Health+	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$172,014	$143,851	$(84)	$315,781
Graduation fees	2,354	—	—	2,354
Textbook and other course materials	—	25,896	—	25,896
Other fees	613	1,825	—	2,438
Total Revenue	$174,981	$171,572	$(84)	$346,469

	Six Months Ended June 30, 2025
	(Unaudited)
	Military+	Health+	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$163,069	$129,985	$7,058	$300,112
Graduation fees	1,997	—	—	1,997
Textbook and other course materials	—	22,689	—	22,689
Other fees	611	1,908	—	2,519
Total Revenue	$165,677	$154,582	$7,058	$327,317

For the three and six months ended June 30, 2026, Corporate and Other includes the elimination of intersegment revenue for courses taken by employees of APEI at a reportable segment or by employees of one reportable segment at the other reportable segment.

For the three and six months ended June 30, 2025, Corporate and Other includes tuition and contract training revenue earned by GSUSA and the elimination of intersegment revenue for courses taken by employees of APEI at a reportable segment or by employees of one reportable segment at the other reportable segment.

Contract Balances and Performance Obligations

The Company had no contract assets or deferred contract costs as of June 30, 2026, and December 31, 2025.
The Company recognizes a contract liability, or deferred revenue, when a student begins a course or starts a term. Deferred revenue at June 30, 2026, was $23.9 million and includes $15.1 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $8.8 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. Deferred revenue at December 31, 2025, was $23.0 million and includes $15.0 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $8.0 million in student deposits.

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

Operating Leases

The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company leases corporate office space in Florida, under an operating lease that expires in January 2029. Excluding a campus being closed in 2026, the Company leases 27 campuses located in eight states for the Health+ Segment under operating leases that expire through January 2037. Prior to the GSUSA Sale Date, GSUSA leased classroom and administrative office space in Washington, D.C. and Honolulu, Hawaii.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and six months ended June 30, 2026, was $3.3 million and $6.8 million, respectively, compared to $4.5 million and $9.4 million for the three and six months ended June 30, 2025, respectively. Lease expense for the three and six months ended June 30, 2025, included lease expense for leased classroom and administrative office space leased by GSUSA prior to the GSUSA Sale Date. These costs are primarily related to long-term operating leases but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the three and six months ended June 30, 2026, was $3.1 million and $6.6 million, respectively, compared to $4.8 million and $9.4 million for the three and six months ended June 30, 2025, respectively, and is included in operating cash flows.

Finance Leases

The Company leases copiers and printers pursuant to leases that are classified as finance leases and that expire in 2027. The Company pledged the assets financed to secure the outstanding leases. As of June 30, 2026, the total finance lease liability was $0.1 million, with an average interest rate of 7.00%. The ROU assets are recorded within Property and equipment, net on the accompanying Consolidated Balance Sheets. Lease amortization expense associated with the Company’s finance leases was

$0.1 million for both the three and six months ended June 30, 2026, and 2025, and is recorded in Depreciation and amortization expense in the accompanying Consolidated Statements of Income.

The following tables present information about the amount and timing of cash flows arising from the Company’s operating and finance leases as of June 30, 2026 (in thousands):

Maturity of Lease Liabilities (Unaudited)	Operating Leases	Finance Leases
2026 (remaining)	$7,176	$107
2027	13,333	36
2028	13,334	—
2029	11,627	—
2030	10,042	—
2031	9,774	—
2032 and beyond	14,202	—
Total future minimum lease payments	$79,488	$143
Less: imputed interest	(13,419)	(5)
Present value of operating lease liabilities	$66,069	$138
Less: lease liabilities, current	(10,971)	(138)
Lease liabilities, long-term	$55,098	$—

Balance Sheet Classification (Unaudited)
Current:
Operating lease liabilities, current	$10,971
Finance lease liabilities, current	138
Long-term:
Operating lease liabilities, long-term	55,098
Finance lease liabilities, long-term	—
Total lease liabilities	$66,207

Other Information (Unaudited)
Weighted average remaining lease term (in years):
Operating leases	5.94
Finance leases	0.67
Weighted average discount rate:
Operating leases	5.4%
Finance leases	7.0%

Note 6. Goodwill and Intangible Assets

During the three months ended June 30, 2026, the Company performed a routine qualitative assessment of the Company’s Health+ Segment goodwill and indefinite-lived intangible assets recorded. As part of the assessment, the Company considered the events and circumstances expressly required by ASC 350, in addition to other entity-specific factors. Factors considered included financial and enrollment performance against internal targets, economic factors, and the continued favorable growth outlook for nursing education. After completing the qualitative review of goodwill and indefinite-lived intangible assets, the Company concluded it was more likely than not that the fair value of the Company’s Health+ Segment was more than the respective carrying value, and therefore, no quantitative impairment test and no impairment charge was necessary.

Note 7. Income Per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Income per common share
Net income	$9,773	$4,496	$27,504	$13,389
Preferred stock dividend	—	1,319	—	2,751
Loss on redemption of preferred stock	—	3,501	—	3,501
Net income available to common stockholders	$9,773	$(324)	$27,504	$7,137
Basic weighted average shares outstanding	18,362	18,034	18,322	17,937
Income per common share	$0.53	$(0.02)	$1.50	$0.40

Diluted income per common share
Net income available to common stockholders	$9,773	$(324)	$27,504	$7,137
Basic weighted average shares outstanding	18,362	18,034	18,322	17,937
Effect of dilutive restricted stock and options	448	563	486	559
Diluted weighted average shares outstanding	18,810	18,597	18,808	18,496
Diluted income per common share	$0.52	$(0.02)	$1.46	$0.39

There were no anti-dilutive options for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, there were 30,000 anti-dilutive stock options and 23,000 anti-dilutive restricted shares, respectively, that were excluded from the calculation of diluted earnings per share.

Note 8. Long-Term Debt

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

The 2026 Credit Agreement replaces that certain Credit Agreement dated as of September 1, 2021, as amended, by and among the Company, as borrower, the lenders from time to time party thereto and Macquarie Capital Funding, LLC, as administrative agent and collateral agent, or the Prior Credit Agreement. The 2026 Revolving Credit Facility replaces the Company’s prior $20.0 million senior secured revolving credit facility under the Prior Credit Agreement, and the proceeds of the 2026 Term Loan, together with cash on hand, were used to repay the approximately $96.4 million principal amount outstanding under the Company’s prior $175.0 million term loan under the Prior Credit Agreement. In connection with this extinguishment of debt, the Company recorded a loss on extinguishment of debt of $1.7 million, primarily related to the write-off of unamortized deferred financing costs. The loss is included in loss on extinguishment of debt in the accompanying Consolidated Statements of Income for the six months ended June 30, 2026.

Under the 2026 Credit Agreement, outstanding borrowings under the 2026 Facilities bear interest at a rate per annum (subject to increase during an event of default) of a Secured Overnight Financing Rate, or SOFR rate, plus a margin ranging from 1.75% to 2.75%, depending on the Company’s Consolidated Total Net Leverage Ratio (as defined in the 2026 Credit Agreement). A commitment fee ranging from 0.20% to 0.35%, also depending on the Company’s Consolidated Total Net Leverage Ratio, is payable quarterly in arrears based on the average daily unused amount of the commitments under the 2026 Revolving Credit Facility. The Consolidated Total Net Leverage Ratio reflects a ratio of consolidated total indebtedness, net of unrestricted cash and cash equivalents up to $100.0 million, to consolidated EBITDA. As of June 30, 2026, the interest rate applicable to the 2026 Facilities was 5.43%.

Interest expense related to the Company’s credit agreements was $1.4 million and $3.6 million for the three and six months ended June 30, 2026, respectively, compared to $2.4 million and $4.8 million for the three and six months ended June 30, 2025, respectively.

The Company is required to make principal payments of the 2026 Term Loan on the last day of each quarter, which commenced with the quarter ended June 30, 2026, in an amount equal to approximately $1.1 million for the first three quarterly payments, approximately $1.7 million for the following eight quarterly payments and approximately $2.3 million for the final eight quarterly payments prior to the Maturity Date. Quarterly principal payments of the 2026 Term Loan will continue until the Maturity Date, on which date (i) the outstanding principal amount of the 2026 Term Loan, together with accrued and unpaid interest thereon and other amounts owed under the 2026 Credit Agreement, will be required to be paid in full and (ii) the outstanding principal amount of any borrowings under the 2026 Revolving Credit Facility, together with accrued and unpaid interest thereon and any other amounts owed under the 2026 Revolving Credit Facility, will be required to be paid in full. Subject to certain exceptions, the Company is also required to make mandatory prepayments of the 2026 Term Loan with the proceeds of asset sales, casualty and condemnation events, and unpermitted debt issuances. The Company may make voluntary prepayments of the borrowings under the 2026 Facilities at any time without premium or penalty. There were no borrowings outstanding under the 2026 Revolving Credit Facility as of June 30, 2026.

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

The 2026 Credit Agreement contains customary affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, make capital expenditures, and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the 2026 Facilities. In addition, the 2026 Credit Agreement contains financial covenants that require the Company to (i) maintain a Consolidated Total Net Leverage Ratio of no greater than 2.50 to 1.00, (ii) maintain a Consolidated Interest Coverage Ratio of no less than 2.50 to 1.00, and (iii) maintain a minimum balance of domestic unrestricted cash and cash equivalents of $40.0 million. As of June 30, 2026, the Company was in compliance with all financial covenants.

Long-term debt consists of the following as of June 30, 2026, and December 31, 2025 (in thousands):

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)
Credit agreement	$88,875	$96,425
Less: Deferred financing fees	(1,615)	(1,760)
Total debt	87,260	94,665
Less: Current portion	(5,625)	—
Long-Term Debt	$81,635	$94,665

Scheduled maturities of long-term debt as of June 30, 2026, are as follows (in thousands):

Maturities of Long-Term Debt (Unaudited)	Loan Payments
2026 (remaining)	$2,250
2027	6,750
2028	6,750
2029	9,000
2030	9,000
2031	55,125
Total	$88,875

Note 9. Segment Information

The Company’s Chief Executive Officer, as the CODM, organizes the company, manages resource allocations, and measures performance among the Company’s reportable segments. The Company has two reportable segments: Military+ Segment and Health+ Segment. The Company has recast its historical results to reflect this change. For additional details, please refer to “Note 1. Nature of the Business” to the accompanying Consolidated Financial Statements.

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

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	Unaudited		Unaudited
	(In thousands)		(In thousands)
Military+ Segment
Revenue	$85,538	$81,731	$174,981	$165,677
Instructional costs and services	27,502	28,518	53,709	55,829
Selling and promotional	18,304	15,945	35,240	31,646
General and administrative	14,895	14,808	29,286	29,042
Other (1)	1,114	1,018	2,305	3,592
Income from operations before interest and income taxes	$23,723	$21,442	$54,441	$45,568
Health+ Segment
Revenue	$86,216	$77,655	$171,572	$154,582
Instructional costs and services	49,138	46,933	97,584	91,387
Selling and promotional	21,586	18,081	42,318	36,480
General and administrative	12,754	12,334	25,681	24,384
Other (2)	2,430	2,685	5,164	5,527
Income (loss) from operations before interest and income taxes	$308	$(2,378)	$825	$(3,196)

Corporate and Other
Revenue (4)	$(23)	$3,380	$(84)	$7,058
Instructional costs and services	—	2,972	(23)	6,151
Selling and promotional	225	1,022	424	2,127
General and administrative	9,843	11,005	18,815	21,128
Other (3)	414	420	797	753
Loss from operations before interest and income taxes	$(10,505)	$(12,039)	$(20,097)	$(23,101)

Total reportable segment revenue	$171,754	$159,386	$346,553	$320,259
Corporate and Other revenue (4)	(23)	3,380	(84)	7,058
Total consolidated revenue	$171,731	$162,766	$346,469	$327,317
Total reportable segment income from operations before interest and income taxes	$24,031	$19,064	$55,266	$42,372
Corporate and Other (loss) from operations before interest and income taxes	(10,505)	(12,039)	(20,097)	(23,101)
Total consolidated income from operations before interest and income taxes	$13,526	$7,025	$35,169	$19,271

(1)	Includes loss on assets held for sale, loss on disposal of long-lived assets, and depreciation and amortization expense.
(2)	Includes loss on disposal of long-lived assets and depreciation and amortization expense.
(3)	Includes depreciation and amortization expense.
(4)	Includes the elimination of intersegment revenue for courses taken by employees of APEI at a reportable segment or by employees of one reportable segment at the other reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	Unaudited		Unaudited
	(In thousands)		(In thousands)
Depreciation and amortization
Military+ Segment	$1,113	$983	$2,168	$2,012
Health+ Segment	2,426	2,685	5,142	5,315
Total reportable segment depreciation and amortization	$3,539	$3,668	$7,310	$7,327
Corporate and Other	414	420	797	753
Total consolidated depreciation and amortization	$3,953	$4,088	$8,107	$8,080
Interest income (expense), net
Military+ Segment	$465	$362	$888	$681
Health+ Segment	361	218	512	684
Total reportable segment interest income (expense), net	$826	$580	$1,400	$1,365
Corporate and Other	(192)	(1,688)	(1,491)	(3,360)
Total consolidated interest income (expense), net	$634	$(1,108)	$(91)	$(1,995)
Income tax expense (benefit)
Military+ Segment	$7,727	$6,030	$15,485	$13,764
Health+ Segment	208	(686)	374	(1,107)
Total reportable segment income tax expense	$7,935	$5,344	$15,859	$12,657
Corporate and Other	(3,548)	(3,923)	(9,957)	(8,770)
Total consolidated income tax expense	$4,387	$1,421	$5,902	$3,887

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

     A summary of Military+ Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2026	2025	2026	2025
DoD tuition assistance programs	43%	43%	44%	44%
VA education benefits	25%	25%	24%	25%
Title IV programs	18%	18%	18%	18%
Cash and other sources	14%	14%	14%	13%

A summary of Health+ Segment revenue by institution, RU and HCN, derived from students by primary funding source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
RU	2026	2025	2026	2025
Title IV programs	77%	78%	77%	77%
Cash and other sources	21%	20%	21%	21%
VA education benefits	2%	2%	2%	2%

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
HCN	2026	2025	2026	2025
Title IV programs	84%	85%	84%	85%
Cash and other sources	15%	14%	15%	14%
VA education benefits	1%	1%	1%	1%

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
•risks associated with the combination of American Public University System, or APUS, Rasmussen University, or RU, and Hondros College of Nursing, or HCN, into one consolidated institution encompassing all APUS, RU, and HCN programs, campuses, and operations, or the Combination;
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

Overview

Background

    We are a provider of online and campus-based postsecondary education to approximately 109,000 students through our subsidiary, American Public University System, Inc., which currently operates American Public University System, or the System. The System offers purpose-built education programs designed to prepare individuals for productive contributions to their professions and society and opportunities designed to advance students in their current professions or to help them prepare for their next career. The System is accredited and licensed or otherwise authorized by state authorities to offer postsecondary education programs to the extent it believes such licenses or authorizations are required and are certified by ED to participate in

Title IV programs.

In January 2025, we announced the Combination, a process that after two steps resulted in the System, a combined Higher Learning Commission-accredited institution. Effective March 2, 2026, or the Merger Date, we completed the first step of the Combination, the merger of the legal entities that owned and operated our three institutions, with American Public University System, Inc. surviving the merger, or the Legal Merger, and we subsequently notified ED that the Legal Merger occurred. On August 4, 2026, ED approved, and we completed, the second step of the Combination, the combination of APUS, RU, and HCN into one HLC-accredited institution, or the Institutional Combination.

We previously provided our educational services through three reportable segments: the APUS Segment, the RU Segment, and the HCN Segment. Beginning in fiscal 2026, in connection with the Combination, we now provide our educational services through the following two reportable segments:

•Military+ Segment, which was formerly the APUS Segment, provides online postsecondary education to approximately 89,400 adult learners, directed primarily at the needs of the military, veterans, extended military and veteran families, and other public service and service-minded communities through two brands: American Military University, and American Public University. As of June 30, 2026, approximately 62% of Military+ Segment students self-reported that they served in the military on active duty at the time of initial enrollment.

•Health+ Segment, consisting of the businesses that formerly comprised the RU Segment and the HCN Segment, provides nursing- and health sciences-focused and other postsecondary education, including business, technology, and education. Health+ Segment provides these education services to approximately 19,600 students at 27 campuses in eight states and online (excluding one campus being closed as of July 31, 2026) through RU and HCN. As of June 30, 2026, on-ground enrollment was approximately 11,100, and online enrollment was approximately 8,500 students.

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

Legislative and Regulatory Activity

The Combination of APUS, RU, and HCN

We were required to obtain HLC approval prior to effectuating the Combination, and pursuant to ED’s requirements, undertook the Combination in two steps: (i) the Legal Merger and (ii) the Institutional Combination. In February 2026, HLC approved the continuation of accreditation of APUS and RU after the Legal Merger with an acknowledgment that the intent is to consolidate the three institutions into one HLC accreditation. On April 28, 2026, HLC approved the continuation of accreditation after the Institutional Combination, and on June 12, 2026, HLC reaffirmed that approval. HLC has scheduled a site visit in August 2026 in connection with the Legal Merger. On August 4, 2026, ED approved, and we completed, the Institutional Combination. For additional details regarding regulatory treatment of the Combination, see the Regulatory Environment in our Annual Report captioned “Regulatory Environment – Accreditation – Institutional Accreditation” and “Regulatory Environment – Accreditation – The Planned Combination of APUS, RU, and HCN”, and for additional information regarding risks related to the Combination, see the Risk Factor in our Annual Report with the caption beginning “The planned combination of APUS, RU, and HCN...”.

Rasmussen University

In June 2025, the Minnesota Board of Nursing, or MBN, issued a stipulation and consent order requiring RU’s Moorhead, Minnesota ADN program to, among other things, reach applicable NCLEX pass rate standards by June 30, 2026. The Moorhead, Minnesota ADN program was not anticipated to reach the applicable NCLEX pass rates by June 30, 2026, so on June 1, 2026, RU informed MBN that it intends to voluntarily close its Moorhead, Minnesota ADN program effective December 31, 2027. All current students enrolled in the Moorhead, Minnesota ADN program currently have expected graduation dates on or before the date RU intends to close the program, and enrollment currently represents approximately 120 students, or less than 1% of Health+’s current total enrollment. Moorhead ADN students whose expected completion dates extend beyond December 31, 2027, will have several academic pathways available within RU, including: (i) transferring to the

ADN program at the St. Cloud campus, which offers the same curriculum, or, if academically eligible, (ii) transferring to the BSN program at the Fargo campus.

Borrower Defense to Repayment Claims

Between May 1, 2026 and July 31, 2026, our institutions received 69 BDTR claims from ED, seeking in the aggregate a discharge of approximately $1.5 million in loans. Each of our institutions disputes the validity of these claims and has filed responses to them with ED. We are unable to predict whether ED will grant BDTR relief for the claims, or if so, whether it will seek recoupment from our institutions. For additional information regarding risks related to BDTR claims, see the Risk Factor in our Annual Report captioned “ED rules related to BDTR claims may create significant liability that could have an adverse effect on our business and results of operations”.

The One Big Beautiful Bill Act

On May 1, 2026, ED published a rule, effective July 1, 2026, relating to One Big Beautiful Bill Act, or OBBBA, student loan provisions, defining “professional degree” programs and changing federal student loan programs. The loan changes could reduce student enrollment, increase reliance on private loans, reduce funding for enrolled students, and increase administrative burdens. On June 24, 2026, pending resolution of a court challenge, a U.S. district court preliminarily stayed a portion of the rule’s “professional degree” definition that, among other things, excludes certain advanced nursing degrees. On June 29, 2026, ED reinstated certain advanced nursing degrees as “professional degree” programs during the stay and announced its continued defense of the rule’s definition. There is no assurance as to the stay’s duration or any responsive actions ED may take to the court challenge.

On July 1, 2026, ED published a rule for the OBBBA accountability framework, the Student Tuition and Transparency System, or STATS, and Earnings Accountability framework, generally effective July 1, 2027, with certain reporting changes effective July 1, 2026. Under the rule, for programs to remain eligible for Direct Loans, median annual earnings of graduates must meet specified levels. Programs failing to meet the standard for two of three consecutive years will lose eligibility, and institutions will also lose Title IV eligibility for programs failing to satisfy the measure if at least half their Title IV recipients and half their Title IV funds come from failing programs. Institutions will be required to warn those enrolled in or seeking to enroll in failing programs. Beginning August 31, 2026, ED will amend existing program participation agreements, or PPAs, that condition participation in Title IV programs on compliance with ED regulations and any additional PPA-specified conditions to condition Direct Loan eligibility on incorporation of the STATS and Earnings Accountability framework.

State Authorization/Licensure of Our Institutions

The State of Illinois enacted legislation effective January 2024 that changed the Illinois NCLEX pass rate requirements from a one-year measurement based on first attempts to a three-year average that includes all test attempts, and temporarily removed all nursing programs, including RU’s Illinois ADN program, from probationary status until September 2026, or the probationary status moratorium. On July 10, 2026, the State of Illinois enacted legislation regarding measurement of NCLEX pass rates and of nursing education programs that fail to satisfy the requisite pass rate following expiry of the probationary status moratorium. The legislation prevents programs from being placed on probation until calendar year 2026 NCLEX results can be measured and provides that any program with a calendar year 2026 pass rate below the 75% threshold will receive a written warning of noncompliance from the Illinois Department of Financial and Professional Regulation, or IDFPR, rather than being placed on probationary status. The IDFPR has publicly reported that RU’s Illinois ADN program has not met the required NCLEX pass rate for the prior six years. RU’s Illinois ADN program is currently approved; however, there can be no assurance that IDFPR will not seek to impose different or additional requirements as a result of failures to satisfy the required NCLEX pass rate for consecutive years.

Summary of Results

Consolidated revenue for the three months ended June 30, 2026, increased to $171.7 million from $162.8 million, or by 5.5%, as compared to the prior year period. The growth was primarily driven by increased enrollment in our Health+ Segment and higher net course registrations in our Military+ Segment, partially offset by the absence of revenue from GSUSA due to its sale in July 2025. Our net income for the three months ended June 30, 2026, was $9.8 million, compared to $4.5 million in the prior year period, an increase of $5.3 million. The increase in net income for the three months ended June 30, 2026, was primarily related to the increase in revenue of $8.9 million, partially offset by an increase in operating expenses of $2.5 million, as compared to the prior year period. Our operating margin improved to 7.9% for the three months ended June 30, 2026, as compared to 4.3% in the prior year period.

Consolidated revenue for the six months ended June 30, 2026, increased to $346.5 million from $327.3 million, or by 5.9%, as compared to the prior year period. The growth was primarily driven by increased enrollment in our Health+ Segment and higher net course registrations in our Military+ Segment, partially offset by the absence of revenue from GSUSA due to its sale in July 2025. Our net income for the six months ended June 30, 2026, was $27.5 million, compared to $13.4 million in the prior year period, an increase of $14.1 million. The increase in net income for the six months ended June 30, 2026, was primarily related to the increase in revenue of $19.2 million, partially offset by an increase in operating expenses of $3.3 million and the extinguishment of debt of $1.7 million, as compared to the prior year period. Our operating margin improved to 10.2% for the six months ended June 30, 2026, as compared to 5.9% in the prior year period.

Military+ Segment net course registrations for the three months ended June 30, 2026, increased to approximately 98,300 from approximately 96,400, an increase of 1,900, or 2.0%, as compared to the prior year period. Military+ Segment revenue for the three months ended June 30, 2026, increased to $85.5 million from $81.7 million, or by 4.7%, as compared to the prior year period. Military+ Segment net course registrations for the six months ended June 30, 2026, increased to approximately 204,900 from approximately 198,900, an increase of 6,000, or 3.0%, as compared to the prior year period. Military+ Segment revenue for the six months ended June 30, 2026, increased to $175.0 million from $165.7 million, or by 5.6%, as compared to the prior year period. Military+ Segment operating margin increased to 27.7% for the three months ended June 30, 2026, from 26.2% in the prior year period, and increased to 31.1% for the six months ended June 30, 2026, from 27.5% in the prior year period.

Health+ Segment total enrollment for the three months ended June 30, 2026, increased to approximately 19,600 from approximately 18,300, an increase of 1,300, or 6.6%, as compared to the prior year period. Health+ Segment revenue for the three months ended June 30, 2026, increased to $86.2 million from $77.7 million, or by 11.0%, as compared to the prior year period. Health+ Segment total enrollment for the six months ended June 30, 2026, increased approximately 7.0%, as compared to the prior year period. Health+ Segment revenue for the six months ended June 30, 2026, increased to $171.6 million from $154.6 million, or by 11.0%, as compared to the prior year period. Health+ Segment operating margin improved to 0.4% for the three months ended June 30, 2026, from negative 3.1% in the prior year period, and increased to 0.5% for the six months ended June 30, 2026, from negative 2.1% in the prior year period.

Our financial results for the three and six months ended June 30, 2025, reflect the financial results of GSUSA in Corporate and Other.

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

We estimate fair value in our quantitative analysis by weighting the results from two different valuation approaches. They are: (i) discounted cash flow and (ii) guideline public company. Under the discounted cash flow method, we determined fair value by discounting the estimated future cash flows of our Health+ Segment, at their estimated weighted-average cost of capital. We incorporate the use of projected financial information and a discount rate that are developed using market participant-based assumptions. The cash-flow projections are based on three-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth, which are updated at least annually and approved by management. Under the guideline public company method, we used pricing multiples from other public companies in the public higher education market to determine the fair value of the reporting unit. Values derived under the two valuation methods are then weighted to estimate the reporting unit enterprise value. If we determine that the carrying amount of a reporting unit exceeds its fair value, we then calculate the implied fair value of the reporting unit goodwill as compared to its carrying amount to determine the appropriate impairment charge. Although we believe our assumptions are reasonable, actual results may vary significantly and may expose us to material impairment charges in the future. Our methodology for determining fair values remained consistent for the periods presented.

In connection with the Combination, we reassessed the reporting unit structure. As a result, RU and HCN reporting units were combined into a single reporting unit, Health+. The change did not result in a reallocation of goodwill and had no impact on the total carrying amount of goodwill.

During the three months ended June 30, 2026, in connection with the preparation of this Quarterly Report, we performed a qualitative assessment of our Health+ Segment goodwill and indefinite-lived intangible assets. As part of the assessment, we considered the events and circumstances expressly required by ASC 350, in addition to other entity-specific factors. Factors considered included financial and enrollment performance against internal targets, economic factors, and the continued favorable growth outlook for nursing education. After completing the qualitative review of goodwill and indefinite-lived intangible assets, the Company concluded it was more likely than not that the fair value of our Health+ Segment was more than the respective carrying value, and therefore, no quantitative impairment test and no impairment charge was necessary.

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

Results of Operations

    Below we have included a discussion of our operating results and material changes in our operating results during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our reportable segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in revenue and expenses.

Military+ Segment net course registrations for the three months ended June 30, 2026, increased to approximately 98,300 from approximately 96,400, an increase of 1,900, or 2.0%, as compared to the prior year period primarily due to increases in military registrations from students utilizing TA and financial aid. Military+ Segment net course registrations for the six months ended June 30, 2026, increased to approximately 204,900 from approximately 198,900, an increase of 6,000, or 3.0%, as compared to the prior year period primarily due to increases in military registrations from students utilizing TA, financial aid, and military-affiliated students utilizing education benefit programs administered by the U.S. Department of Veterans Affairs, or VA. Operating margin increased to 27.7% for the three months ended June 30, 2026, from 26.2% in the prior year period and increased to 31.1% for the six months ended June 30, 2026, from 27.5% in the prior year period. Operating margin for the three months ended June 30, 2026, increased primarily due to the $3.8 million increase in revenue and a $0.8 million decrease in employee compensation costs, partially offset by a $2.0 million increase in advertising costs, as compared to the prior year period. Operating margin for the six months ended June 30, 2026, increased primarily due to the

$9.3 million increase in revenue, a $1.5 million decrease in loss on assets held for sale, and a $0.8 million decrease in employee compensation costs, partially offset by increases of $3.3 million in advertising costs and $1.2 million in bad debt expense, as compared to the prior year period.

Health+ Segment total enrollment for the three months ended June 30, 2026, increased to approximately 19,600 from approximately 18,300, an increase of 1,300, or 6.6%, as compared to the prior year period, driven by an 9.2% increase in on-ground enrollment and a 3.4% increase in online enrollment. Health+ Segment total enrollment for the six months ended June 30, 2026, increased approximately 7.0%, as compared to the prior year period, driven by a 9.0% increase in on-ground enrollment and a 4.6% increase in online enrollment. Health+ Segment operating margin improved to 0.4% for the three months ended June 30, 2026, from negative 3.1%, in the prior year period. The improvement in the operating margin for the three months ended June 30, 2026, was primarily due to the $8.6 million revenue increase, partially offset by increases of $3.1 million in advertising costs, $1.4 million in employee compensation costs, and $1.0 million in information technology costs, as compared to the prior year period. Health+ Segment operating margin improved to 0.5% for the six months ended June 30, 2026, from negative 2.1%, in the prior year period. The improvement in the operating margin for the six months ended June 30, 2026, was primarily due to the $17.0 million revenue increase, partially offset by increases of $4.9 million in advertising costs, $3.2 million in classroom and course materials costs, $2.7 million in employee compensation costs, $1.4 million in bad debt expense, and $1.3 million in technology costs, as compared to the prior year period.

For a more detailed discussion of our results by reportable segment, refer to “Analysis of Operating Results by Reportable Segment” below.

Analysis of Consolidated Statements of Income

The following table sets forth statements of income data as a percentage of revenue for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	44.6	48.2	43.7	46.9
Selling and promotional	23.4	21.5	22.5	21.5
General and administrative	21.8	23.4	21.3	22.8
Depreciation and amortization	2.3	2.5	2.3	2.5
Loss on assets held for sale	—	—	—	0.5
Total costs and expenses	92.1	95.7	89.8	94.1
Income from operations before interest and income taxes	7.9	4.3	10.2	5.9
Loss on extinguishment of debt	—	—	(0.5)	—
Interest income (expense), net	0.4	(0.7)	—	(0.6)
Income from operations before income taxes	8.2	3.6	9.7	5.3
Income tax expense	2.6	0.9	1.7	1.2
Net income	5.7	2.8	8.0	4.1
Preferred stock dividend	—	0.8	—	0.8
Loss on redemption of preferred stock	—	2.2	—	1.1
Net income available to common stockholders	5.7%	(0.2)%	8.0%	2.2%

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

Revenue. Our consolidated revenue for the three months ended June 30, 2026, was $171.7 million, an increase of $8.9 million, or 5.5%, compared to $162.8 million for the three months ended June 30, 2025. Revenue increased primarily due to an $8.6 million, or 11.0%, increase in revenue in our Health+ Segment, and a $3.8 million, or 4.7%, increase in revenue in our

Military+ Segment, partially offset by a $3.4 million decrease in GSUSA revenue included in Corporate and Other for the period prior to the GSUSA Sale Date. Our Health+ Segment revenue increase was primarily due to a 6.6% increase in total student enrollment and the impact of tuition increases in the second half of 2025. Our Military+ Segment revenue increase was primarily due to a 2.0% increase in net course registrations, as compared to the prior year period.

Costs and expenses. Costs and expenses for the three months ended June 30, 2026, were $158.2 million, an increase of $2.5 million, or 1.6%, compared to $155.7 million for the three months ended June 30, 2025. Costs and expenses for the three months ended June 30, 2026, include $0.9 million in professional fees related to the Combination in Corporate and Other. The results in the prior year period included $1.7 million in professional fees in Corporate and Other relating to the Combination and the sale of GSUSA. Costs and expenses for the three months ended June 30, 2026, as compared to the prior year period, excluding the items noted above, increased $3.3 million, or 2.1%, primarily due to increases of $5.1 million in advertising costs to drive increases in registrations and enrollment, $1.3 million in technology costs, and $1.2 million in bad debt expense, partially offset by a decrease of $6.0 million in Corporate and Other due to the sale of GSUSA. Costs and expenses as a percentage of revenue decreased to 92.1% for the three months ended June 30, 2026, from 95.7% for the three months ended June 30, 2025.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2026, were $76.6 million, a decrease of $1.8 million, or 2.3%, compared to $78.4 million for the three months ended June 30, 2025. Instructional costs and services expenses decreased primarily due to the $3.0 million decrease in Corporate and Other due to the sale of GSUSA, and a $1.4 million decrease in employee compensation costs in our Military+ Segment primarily due to a change in its part-time faculty compensation plan, partially offset by increases of $1.5 million in employee compensation costs and $0.4 million in classroom and course material costs in our Health+ Segment related to increased enrollment, and $0.5 million in information technology costs in our Health+ Segment. Instructional costs and services expenses as a percentage of revenue decreased to 44.6% for the three months ended June 30, 2026, from 48.2% for the three months ended June 30, 2025.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended June 30, 2026, were $40.1 million, an increase of $5.1 million, or 14.5%, compared to $35.0 million for the three months ended June 30, 2025. Selling and promotional expenses increased primarily due to an increase of $5.1 million in advertising costs across both segments to further drive enrollment. Selling and promotional expenses as a percentage of revenue increased to 23.4% for the three months ended June 30, 2026, from 21.5% for the three months ended June 30, 2025.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2026, were $37.5 million, a decrease of $0.7 million, or 1.7%, compared to $38.1 million for the three months ended June 30, 2025. For the three months ended June 30, 2026 and 2025, general and administrative expenses included $0.9 million and $1.4 million, respectively, in professional fees relating to the Combination in Corporate and Other. General and administrative expenses decreased primarily due to a $1.9 million decrease in Corporate and Other due to the sale of GSUSA, partially offset by a $1.2 million increase in bad debt expense in both segments. Consolidated bad debt expense for the three months ended June 30, 2026, was $5.9 million, or 3.4% of revenue, compared to $4.8 million, or 3.0% of revenue in the prior year period. General and administrative expenses as a percentage of revenue decreased to 21.8% for the three months ended June 30, 2026, from 23.4% for the three months ended June 30, 2025. As we continue to evaluate enhancements to our business capabilities, we may incur additional costs, and our general and administrative expenses will vary from time to time.

Depreciation and amortization expenses. Depreciation and amortization expenses were $4.0 million for the three months ended June 30, 2026, compared to $4.1 million in the prior year period, a decrease of $0.1 million. Depreciation and amortization expenses as a percentage of revenue were 2.3% and 2.5% for the three months ended June 30, 2026, and 2025, respectively.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $2.2 million for each of the three months ended June 30, 2026, and 2025, respectively. Stock-based compensation costs included accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest income (expense), net. Interest income, net of interest expense and other income, was $0.6 million for the three months ended June 30, 2026, compared to interest expense, net of interest income and other income of $1.1 million, in the prior year period. The increase in net interest income in the three months ended June 30, 2026, as compared to the prior year period, was primarily due to a decrease in interest expense due to the refinance of corporate debt and an increase in interest income earned on investment securities, for the comparable periods.

Income tax expense. We recognized income tax expense of $4.4 million and $1.4 million for the three months ended June 30, 2026, and 2025, respectively, or an effective tax rate of 31.0% in 2026 and 24.0% in 2025. The effective tax rate in 2026 was impacted by higher non-deductible expenses, when compared to the prior period.

Net income. Our net income was $9.8 million and $4.5 million for the three months ended June 30, 2026, and 2025, respectively, an increase of $5.3 million. This increase was due to the factors discussed above.

Preferred stock dividends. There were no preferred stock dividends for the three months ended June 30, 2026 due to the redemption of all outstanding shares of our Series A Senior Preferred Stock in June 2025. Preferred stock dividends for the three months ended June 30, 2025 were $1.3 million.

Loss on redemption of preferred stock. In June 2025, we redeemed all outstanding shares of Series A Senior Preferred Stock for $43.1 million, excluding unpaid and accrued dividends of $1.4 million, resulting in a loss of $3.5 million related to the redemption premium and fees.

Net income (loss) available to common stockholders. The net income available to common stockholders was $9.8 million for the three months ended June 30, 2026, compared to a net loss available to common stockholders of $0.3 million for the three months ended June 30, 2025, an improvement of $10.1 million. This improvement was due to the factors discussed above.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Revenue. Our consolidated revenue for the six months ended June 30, 2026, was $346.5 million, an increase of $19.2 million, or 5.9%, compared to $327.3 million for the six months ended June 30, 2025. Revenue increased primarily due to a $17.0 million, or 11.0%, increase in revenue in our Health+ Segment, and a $9.3 million, or 5.6%, increase in revenue in our Military+ Segment, partially offset by a $7.1 million decrease in GSUSA revenue included in Corporate and Other for the period prior to the GSUSA Sale Date. Our Health+ Segment revenue increase was primarily due to a 7.0% increase in total student enrollment and the impact of tuition increases in the second half of 2025. Our Military+ Segment revenue increase was primarily due to a 3.0% increase in net course registrations, as compared to the prior year period.

Costs and expenses. Costs and expenses for the six months ended June 30, 2026, were $311.3 million, an increase of $3.3 million, or 1.1%, compared to $308.0 million for the six months ended June 30, 2025. Costs and expenses for the six months ended June 30, 2026, include $1.9 million in professional fees related to the Combination in Corporate and Other. The results in the prior year period included $2.7 million in professional fees in Corporate and Other relating to the Combination and the sale of GSUSA, and a $1.5 million loss on assets held for sale in our Military+ Segment. Costs and expenses for the six months ended June 30, 2026, as compared to the prior year period, excluding the items noted above, increased $5.6 million, or 1.8%, primarily due to increases of $8.2 million in advertising costs, $3.1 million in classroom and course materials costs due to increased vendor costs and enrollment, $2.6 million in bad debt expense, and $1.6 million in technology costs, partially offset by a decrease of $12.0 million in Corporate and Other due to the sale of GSUSA. Costs and expenses as a percentage of revenue decreased to 89.8% for the six months ended June 30, 2026, from 94.1% for the six months ended June 30, 2025.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2026, were $151.3 million, a decrease of $2.1 million, or 1.4%, compared to $153.4 million for the six months ended June 30, 2025. Instructional costs and services expenses decreased primarily due to the $6.2 million decrease in Corporate and Other due to the sale of GSUSA, a $2.2 million decrease in employee compensation costs in our Military+ Segment primarily due to a change in its part-time faculty compensation plan, and a $0.8 million decrease in occupancy costs in our Health+ Segment related to campus and office space closures in 2025, partially offset by increases of $3.2 million in classroom and course material costs due to increased vendor costs and enrollment, and $2.9 million in employee compensation costs in our Health+ Segment related to increased enrollment. Instructional costs and services expenses as a percentage of revenue decreased to 43.7% for the six months ended June 30, 2026, from 46.9% for the six months ended June 30, 2025.

Selling and promotional expenses. Our selling and promotional expenses for the six months ended June 30, 2026, were $78.0 million, an increase of $7.7 million, or 11.0%, compared to $70.3 million for the six months ended June 30, 2025. Selling and promotional expenses increased primarily due to an increase of $8.2 million in advertising costs across both segments to further drive enrollment, partially offset by a decrease of $2.1 million in Corporate and Other due to the sale of GSUSA. Selling and promotional expenses as a percentage of revenue increased to 22.5% for the six months ended June 30, 2026, from 21.5% for the six months ended June 30, 2025.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2026, were $73.8 million, a decrease of $0.8 million, or 1.0%, compared to $74.6 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, general and administrative expenses included $1.9 million in professional fees relating to the Combination in Corporate and Other. For the six months ended June 30, 2025, general and administrative expenses included $2.7 million in professional fees relating to the Combination in Corporate and Other and the sale of GSUSA. General and administrative expenses decreased primarily due to a $3.5 million decrease in Corporate and Other due to the sale of GSUSA, and a $1.2 million decrease in employee compensation costs in Corporate and Other, partially offset by a $2.6 million increase in bad debt expense in both segments. Consolidated bad debt expense for the six months ended June 30, 2026, was $12.2 million, or 3.5% of revenue, compared to $9.8 million, or 3.0% of revenue in the prior year period. General and administrative expenses as a percentage of revenue decreased to 21.3% for the six months ended June 30, 2026, from 22.8% for the six months ended June 30, 2025. As we continue to evaluate enhancements to our business capabilities, we may incur additional costs, and our general and administrative expenses will vary from time to time.

Depreciation and amortization expenses. Depreciation and amortization expenses were $8.1 million for both the six months ended June 30, 2026, and 2025. Depreciation and amortization expenses as a percentage of revenue were 2.3% for the six months ended June 30, 2026, as compared to 2.5% for the six months ended June 30, 2025.

Loss on assets held for sale. There were no losses on assets held for sale in the six months ended June 30, 2026. For the six months ended June 30, 2025, the $1.5 million non-cash loss on assets held for sale was for real property in Charles Town, West Virginia in our Military+ Segment.

Loss on disposals of long-lived assets. The loss on disposal of long-lived assets was $0.2 million for the six months ended June 30, 2026, as compared to $0.3 million for the six months ended June 30, 2025.

Loss on extinguishment of debt. For the six months ended June 30, 2026, we recorded a $1.7 million loss on extinguishment of debt relating to the refinance of our corporate debt. There was no loss on extinguishment of debt in the prior year.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $4.6 million for each of the six months ended June 30, 2026, as compared to $4.5 million for the six months ended June 30, 2025. Stock-based compensation costs included accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest income (expense), net. Net interest expense was $0.1 million and $2.0 million for the six months ended June 30, 2026, and 2025, respectively. Net interest expense in the six months ended June 30, 2026, as compared to the prior year period, decreased primarily due to a decrease in interest expense due to the refinance of corporate debt and an increase in interest income earned on investment securities.

Income tax expense. We recognized income tax expense of $5.9 million and $3.9 million for the six months ended June 30, 2026, and 2025, respectively, or an effective tax rate of 17.7% in 2026 and 22.5% in 2025. The effective tax rate in both periods was positively impacted by excess tax benefits related to stock compensation. The impact in 2026 was more significant due to the increase in share price, compared to the prior period.

Net income. Our net income was $27.5 million and $13.4 million for the six months ended June 30, 2026, and 2025, respectively, an increase of $14.1 million. This increase was due to the factors discussed above.

Preferred stock dividends. There were no preferred stock dividends for the six months ended June 30, 2026 due to the redemption of all outstanding shares of Series A Senior Preferred Stock in June 2025. Preferred stock dividends for the six months ended June 30, 2025 were $2.8 million.

Loss on redemption of preferred stock. In June 2025, we redeemed all outstanding shares of Series A Senior Preferred Stock for $43.1 million, excluding unpaid and accrued dividends of $1.4 million, resulting in a loss of $3.5 million related to the redemption premium and fees.

Net income available to common stockholders. The net income available to common stockholders was $27.5 million for the six months ended June 30, 2026, compared to a net income available to common stockholders of $7.1 million for the six months ended June 30, 2025, an improvement of $20.4 million. This improvement was due to the factors discussed above.

Analysis of Operating Results by Reportable Segment

    The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenue:
Military+ Segment	$85,538	$81,731	$174,981	$165,677
Health+ Segment	86,216	77,655	171,572	154,582
Corporate and Other	(23)	3,380	(84)	7,058
Total revenue	$171,731	$162,766	$346,469	$327,317
Income (loss) from operations before interest and income taxes:
Military+ Segment	$23,723	$21,442	$54,441	$45,568
Health+ Segment	308	(2,378)	825	(3,196)
Corporate and Other	(10,505)	(12,039)	(20,097)	(23,101)
Total income from operations before interest and income taxes	$13,526	$7,025	$35,169	$19,271

Military+ Segment

For the three months ended June 30, 2026, the $3.8 million, or 4.7%, increase to approximately $85.5 million in revenue in our Military+ Segment was primarily attributable to higher net course registrations, as compared to the prior year period. Net course registrations increased 2.0% to approximately 98,300 from approximately 96,400 in the prior year period, primarily due to increases in military registrations from students utilizing TA and financial aid. Income from operations before interest and income taxes improved to $23.7 million during the three months ended June 30, 2026, from $21.4 million in the prior year period, an increase of $2.3 million, or 10.6%, due to the $3.8 million increase in revenue and a $0.8 million decrease in employee compensation costs, partially offset by a $2.0 million increase in advertising costs, as compared to the prior year period.

For the six months ended June 30, 2026, the $9.3 million, or 5.6%, increase to approximately $175.0 million in revenue in our Military+ Segment was primarily attributable to higher net course registrations and modest price increases, as compared to the prior year period. Net course registrations increased 3.0% to approximately 204,900 from approximately 198,900 in the prior year period, primarily due to increases in military registrations from students utilizing TA, financial aid, and military-affiliated students utilizing education benefit programs administered by the VA. Income from operations before interest and income taxes improved to $54.4 million during the six months ended June 30, 2026, from $45.6 million in the prior year period, an increase of $8.9 million, or 19.5%, primarily due to the $9.3 million increase in revenue, a $1.5 million decrease in loss on assets held for sale, and a $0.8 million decrease in employee compensation costs, partially offset by a $3.3 million increase in advertising costs and a $1.2 million increase in bad debt expense, as compared to the prior year period.

Health+ Segment

For the three months ended June 30, 2026, the $8.6 million, or 11.0%, increase to approximately $86.2 million in revenue in the Health+ Segment was primarily due to a 6.6% increase in total student enrollment which was driven by an 9.2% increase in on-ground enrollment, and a 3.4% increase in online enrollment, as compared to the prior year period, and the impact of tuition increases in the second half of 2025. Income from operations before interest and income taxes was $0.3 million for the three months ended June 30, 2026, and a loss of $2.4 million for the three months ended June 30, 2025, respectively, an improvement of $2.7 million. The improvement was primarily due to the $8.6 million revenue increase, partially offset by increases of $3.1 million in advertising costs, $1.4 million in employee compensation costs, and $1.0 million in information technology costs, as compared to the prior year period.

For the six months ended June 30, 2026, the $17.0 million, or 11.0%, increase to approximately $171.6 million in revenue in the Health+ Segment was primarily due to a 7.0% increase in total student enrollment which was driven by a 9.0% increase in on-ground enrollment, and a 4.6% increase in online enrollment, as compared to the prior year period, and the impact of tuition increases in the second half of 2025. Income from operations before interest and income taxes was $0.8 million for the six months ended June 30, 2026, and a loss of $3.2 million for the six months ended June 30, 2025, respectively, an improvement of $4.0 million. The improvement was primarily due to the $17.0 million revenue increase, partially offset by increases of $4.9 million in advertising costs, $3.2 million in classroom and course materials costs, $2.7 million in employee compensation costs, $1.4 million in bad debt expense, and $1.3 million in technology costs, as compared to the prior year period.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents, and restricted cash were $146.5 million and $176.5 million at June 30, 2026, and December 31, 2025, respectively, representing a decrease of $30.0 million, or 17.0%. The decrease was primarily due to the purchase of approximately $75.9 million in short-term investments, repurchases of common stock, and the additional principal paydown of corporate debt, partially offset by the collection of TA accounts receivable in the Military+ Segment. We have historically financed operating activities and capital expenditures with cash provided by operating activities. We expect to continue to fund our costs and expenses through cash generated from operations for the next twelve months and beyond. For more on our material cash requirements from known contractual and other obligations, please refer to the section entitled “Contractual Obligations” in Item 7 of Part II of our Annual Report.

In the second quarter of 2026, we began purchasing short-term highly liquid available-for-sale debt securities, consisting primarily of investment grade commercial paper and U.S. Treasury securities. The Company’s investment policy limits credit exposure by restricting investments to high-quality issuers and by establishing concentration limits.

We derive a significant portion of our revenue from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course or term. Another significant source of revenue is derived from TA from the DoD and programs from the VA. Generally, VA funds are received within 60 days of the start of the courses to which they relate, and TA funds received within 30 days of the invoice date. Military+ generally invoices for TA approximately nine weeks after the start of a course, and may change its billing approach as in the past, which has had the effect of delaying payments from one period into another. For example, in July 2025, Military+ delayed billing to certain branches, further delaying payments until 2026, which could have an adverse impact on Military+’s ability to comply with the 90/10 Rule in 2026 or future years. The change in TA billing practice added to our accounts receivable as of December 31, 2025, and resulted in an increase to our leverage ratio as of December 31, 2025, under our Credit Agreement as defined and discussed in “Note 8. Long-term Debt”. During the six months ended June 30, 2026, Military+ collected approximately $33.3 million from TA related to the 2025 delayed billings.

On March 2, 2026, we completed the first step of the Combination, the Legal Merger, and on August 4, 2026, we completed the second step of the Combination, the Institutional Combination. For the years ended December 31, 2025, and 2024, we incurred $3.5 million and $2.2 million in professional fees, respectively, related to the Combination. For the six months ended June 30, 2026, we incurred $1.9 million in professional fees and expect to incur approximately $1.5 million in professional fees during the remainder of 2026 to complete the Combination.

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

The 2026 Credit Agreement contains financial covenants that require us to (i) maintain a Consolidated Total Net Leverage Ratio of no greater than 2.50:1.00, (ii) maintain a Consolidated Interest Coverage Ratio of no less than 2.50:1.00 and (iii) maintain a minimum balance of domestic unrestricted cash and cash equivalents of $40.0 million. The Consolidated Interest Coverage Ratio (as defined in the 2026 Credit Agreement) reflects a ratio of consolidated EBITDA to consolidated interest expense. The Consolidated Total Net Leverage Ratio, under the 2026 Credit Agreement, at June 30, 2026, was negative 0.11. For more information on the 2026 Facilities and their terms, please refer to “Note 8. Long-Term Debt”.

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

Share Repurchase Program

On March 10, 2026, the Board approved a common stock repurchase program of up to $50 million in the aggregate. The program replaces our prior repurchase authorizations. During the three and six months ended June 30, 2026, the Company repurchased 70,365 and 88,205 shares of common stock, respectively. As of June 30, 2026, there remains $45.0 million available under our share repurchase authorization.

Operating Activities

Net cash provided by operating activities was $75.4 million and $51.8 million for the six months ended June 30, 2026, and 2025, respectively. The increase in cash from operating activities was primarily due to the collection of TA accounts receivable in our Military+ Segment, related to the 2025 change in TA billing approach, our improved financial performance, and other changes in working capital due to the timing of receipts and payments. Accounts receivable at June 30, 2026, decreased approximately $30.2 million compared to December 31, 2025, primarily related to TA collections in our Military+ Segment. Cash flow provided by accounts payable, accrued liabilities, and accrued compensation and benefits at June 30, 2026, were approximately $5.6 million, due primarily to increased advertising accruals at June 30, 2026.

Investing Activities

Net cash used in investing activities was $83.2 million for the six months ended June 30, 2026, compared to $15.4 million of net cash provided by investing activities for the six months ended June 30, 2025, mainly due to purchases of short-term investments of $75.9 million during the three months ended June 30, 2026. For the six months ended June 30, 2025, cash provided by investing activities included $23.0 million in proceeds from the sale of assets held for sale.

Financing Activities

Net cash used in financing activities was $22.2 million and $49.5 million for the six months ended June 30, 2026, and 2025, respectively. The decrease in cash used in financing activities in the current year period is primarily due to the refinancing of our corporate debt which included a $6.5 million net principal paydown and $1.8 million for debt issuance costs. Financing activities for the six months ended June 30, 2025, included our redemption of Series A Senior Preferred Stock in June 30, 2025 for $43.1 million and preferred stock dividends paid of $2.8 million.

Contractual Commitments

We have various contractual obligations consisting of operating leases and purchase obligations. Purchase obligations include agreements with consultants, contracts with third-party service providers, and other future contracts or agreements.

During 2026, the Company entered into two operating lease agreements for new campus locations in Florida and Michigan as part of its continued campus expansion efforts. The leases are expected to commence in the fall of 2026 and spring of 2027, respectively, and have aggregate contractual rental commitments of approximately $8.1 million. The Company will recognize the related right-of-use assets and lease liabilities upon lease commencement in accordance with ASC 842. For a summary of our contractual obligations, please refer to Item 7 of Part II of our Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of June 30, 2026. We maintain our cash and cash equivalents in bank deposit accounts, money market funds, and U.S. Treasury bills, and investment grade commercial paper with original maturities of less than three months. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. Our short-term investment portfolio includes U.S. treasuries and investment grade commercial paper with original maturities ranging from three months to one year. We believe we are not exposed to any significant credit risk on cash and cash equivalents or our short-term investments. Due to the short-term duration of our investment portfolio, the low yield on the portfolio, and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in U.S. Treasury securities and investment grade commercial paper issued at a discount to their par value. Our future investment income will vary due to changes in interest rates.

In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. For every 100 basis points increase in Term Secured Overnight Financing Rate, we would incur an incremental $0.9 million in interest expense per year, excluding any impact offset from the interest rate cap agreement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2026. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the “Risk Factors” section of our Annual Report and the other information set forth in this Quarterly Report on Form 10-Q, our Annual Report, and the additional information in the other reports we file with the SEC. If any of the risks contained in those reports actually occur, our business, results of operations, financial condition, and liquidity could be harmed, the value of our securities could decline, and you could lose all or part of your investment. There have been no material changes in the risk factors set forth in the “Risk Factors” section of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
April 1, 2026	—	—	—	—	$48,999,720
April 1, 2026 - April 30, 2026	70,365	56.86	70,365	—	44,999,077
May 1, 2026 - May 31, 2026	—	—	—	—	44,999,077
June 1, 2026 - June 30, 2026	—	—	—	—	44,999,077
Total	70,365	$56.86	70,365	—	$44,999,077

(1)On March 10, 2026, our Board approved a common stock repurchase program of up to $50.0 million in the aggregate. This program replaces the prior repurchase authorizations described in footnotes 2 and 3 of this table.

(2)On December 9, 2011, our Board approved a common stock repurchase program under which we could annually purchase up to the cumulative number of shares issued or deemed issued in that year under our equity incentive and stock purchase plans. The authorization under this repurchase program was terminated in connection with our March 2026 purchase authorization as described in footnote 1 of this table.

(3)On May 2, 2019, our Board approved a common stock repurchase program of up to $35.0 million, and on December 5, 2019, our Board approved an additional authorization of up to $25.0 million. Further, on November 27, 2023, our Board approved an additional authorization of up to $10.0 million. The authorization under this program was terminated in connection with our March 2026 purchase authorization as described in footnote 1 of this table.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

The Company and Mark Arnold, President of RU, determined on August 5, 2026, that his employment will end effective August 20, 2026. Subject to his execution and non-revocation of a separation agreement and general release of claims, Mr. Arnold will receive severance benefits under the terms of the American Public Education, Inc. Executive Severance Plan (the “Plan”) consistent with the provisions for a termination of Mr. Arnold’s employment by us without “Cause” or by Mr. Arnold for “Good Reason,” each as defined in the Plan. A copy of the Plan is filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 15, 2017. We have begun the process of identifying the next leader of our Health+ division.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below.

Name and Title	Date Adopted	Character of Trading Agreement	Aggregate Number of Shares of Common Stock to be (Sold) Purchased Pursuant to Trading Agreement	Duration
James Kenigsberg Chief Innovation and Technology Officer	May 14, 2026	Rule 10b5-1 Trading Arrangement	Up to (9,600)(1)	4/30/2027(2)

(1) The figure presented represents shares to be sold upon the vesting of equity awards. The actual number of shares under the trading arrangement may be different than the aggregate number of shares listed due to tax withholdings.
(2) This trading arrangement will expire upon the earlier to occur of the completion of all eligible sales during the final sale period from April 22, 2027 through April 30, 2027, and the date listed in the table.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	August 10, 2026
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Edward H. Codispoti	August 10, 2026
Edward H. Codispoti
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)