Form 10-Q
period 2026-09-30
AMERICAN PUBLIC EDUCATION INC
filed 2026-11-09
CIK 1201792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The total number of shares of common stock outstanding as of November 5, 2026, was 18,203,277.

AMERICAN PUBLIC EDUCATION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN PUBLIC EDUCATION, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	As of September 30, 2026	As of December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash, cash equivalents, and restricted cash (Note 2)	$124,972	$176,499
Short-term investments (Note 3)	91,455	—
Accounts receivable, net of allowance of $23,984 in 2026 and $21,113 in 2025	51,684	65,662
Prepaid expenses	17,217	14,197
Income tax receivable	5,235	3,458
Assets held for sale (Note 2)	647	—
Total current assets	291,210	259,816
Property and equipment, net	71,710	70,598
Operating lease assets, net (Note 5)	55,286	57,686
Deferred income taxes	36,279	39,176
Intangible assets, net (Note 6)	28,221	28,221
Goodwill (Note 6)	59,593	59,593
Other assets, net	6,168	6,328
Total assets	$548,467	$521,418
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,662	$4,822
Accrued compensation and benefits	27,995	22,463
Accrued liabilities	16,839	13,375
Deferred revenue and student deposits	30,746	23,016
Lease liabilities, current (Note 5)	10,698	11,374
Long-term debt, current (Note 8)	6,188	—
Total current liabilities	100,128	75,050
Lease liabilities, long-term (Note 5)	56,116	56,921
Long-term debt, net (Note 8)	80,054	94,665
Total liabilities	236,298	226,636
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 18,224,194 and 18,125,860 issued and outstanding in 2026 and 2025, respectively	182	181
Additional paid-in capital	309,119	311,119
Accumulated other comprehensive loss	(26)	(18)
Retained earnings (deficit)	2,894	(16,500)
Total stockholders’ equity	312,169	294,782
Total liabilities and stockholders’ equity	$548,467	$521,418

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenue	$169,143	$163,215	$515,612	$490,532
Costs and expenses:
Instructional costs and services	74,942	74,698	226,212	228,065
Selling and promotional	41,816	36,139	119,798	106,392
General and administrative	39,315	34,689	113,097	109,243
Depreciation and amortization	3,969	3,946	12,076	12,026
Loss on assets held for sale (Note 2)	498	—	498	1,527
Loss on sale of subsidiary (Note 2)	—	3,877	—	3,877
Loss on leases (Note 5)	—	77	—	77
Loss on disposals of long-lived assets	688	92	847	357
Total costs and expenses	161,228	153,518	472,528	461,564
Income from operations before interest and income taxes	7,915	9,697	43,084	28,968
Loss on extinguishment of debt (Note 8)	—	—	(1,672)	—
Interest income (expense), net	459	(1,069)	368	(3,064)
Income before income taxes	8,374	8,628	41,780	25,904
Income tax expense	2,482	3,068	8,384	6,955
Net income	$5,892	$5,560	$33,396	$18,949
Preferred stock dividends	—	—	—	2,751
Loss on redemption of preferred stock	—	—	—	3,501
Net income available to common stockholders	$5,892	$5,560	$33,396	$12,697

Income per common share (Note 7):
Basic	$0.32	$0.31	$1.82	$0.71
Diluted	$0.32	$0.30	$1.78	$0.68
Weighted average number of common shares:
Basic	18,283	18,070	18,309	17,982
Diluted	18,685	18,755	18,766	18,596

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net income	$5,892	$5,560	$33,396	$18,949
Other comprehensive (loss) gain, net of tax:
Unrealized loss on short-term investments, net of taxes	(19)	—	(26)	—
Unrealized gain (loss) on hedging derivatives, net of taxes	—	1	—	(25)
Unrealized (loss) gain, net of taxes	(19)	1	(26)	(25)

Reclassification of gain to net income, net of taxes	—	—	18	5
Total other comprehensive (loss) gain	(19)	1	(8)	(20)

Comprehensive income	$5,873	$5,561	$33,388	$18,929
The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	—	$—	18,125,860	$181	$311,119	$(18)	$(16,500)	$294,782
Exercise of stock options	—	—	470	—	17	—	—	17
Issuance of common stock under employee benefit plans	—	—	480,429	5	(5)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(177,765)	(2)	(7,708)	—	—	(7,710)
Stock-based compensation	—	—	—	—	2,327	—	—	2,327
Repurchased and retired shares of common stock	—	—	(17,840)	—	—	—	(1,000)	(1,000)
Other comprehensive income	—	—	—	—	—	18	—	18
Net income	—	—	—	—	—	—	17,731	17,731
Balance as of March 31, 2026	—	$—	18,411,154	$184	$305,750	$—	$231	$306,165
Exercise of stock options	—	—	6,925	—	37	—	—	37
Issuance of common stock under employee benefit plans	—	—	22,742	—	—	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(2,569)	—	(141)	—	—	(141)
Stock-based compensation	—	—	—	—	2,232	—	—	2,232
Repurchased and retired shares of common stock	—	—	(70,365)	(1)	—	—	(4,001)	(4,002)
Other comprehensive loss	—	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	—	9,773	9,773
Balance as of June 30, 2026	—	$—	18,367,887	$183	$307,878	$(7)	$6,003	$314,057
Exercise of stock options	—	—	8,800	—	94	—	—	94
Issuance of common stock under employee benefit plans	—	—	54,148	1	(1)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(20,609)	—	(941)	—	—	(941)
Stock-based compensation	—	—	—	—	2,089	—	—	2,089
Repurchased and retired shares of common stock	—	—	(186,032)	(2)	—	—	(9,001)	(9,003)
Other comprehensive loss	—	—	—	—	—	(19)		(19)
Net income	—	—	—	—	—	—	5,892	5,892
Balance as of September 30, 2026	—	$—	18,224,194	$182	$309,119	$(26)	$2,894	$312,169

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	400	$39,691	17,712,575	$177	$305,823	$(7)	$(41,805)	$303,879
Preferred stock dividends	—	—	—	—	—	—	(1,432)	(1,432)
Exercise of stock options	—	—	14,431	—	143	—	—	143
Issuance of common stock under employee benefit plans	—	—	480,515	5	(5)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(171,100)	(2)	(3,691)	—	—	(3,693)
Stock-based compensation	—	—	—	—	2,263	—	—	2,263
Other comprehensive loss	—	—	—	—	—	(41)	—	(41)
Net income	—	—	—	—	—	—	8,893	8,893
Balance as of March 31, 2025	400	$39,691	18,036,421	$180	$304,533	$(48)	$(34,344)	$310,012
Preferred stock dividends	—	—	—	—	—	—	(1,319)	(1,319)
Redemption of preferred stock	(400)	(39,691)	—	—	—	—	—	(39,691)
Loss on redemption of preferred stock	—	—	—	—	—	—	(3,501)	(3,501)
Exercise of stock options	—	—	8,307	—	15	—	—	15
Issuance of common stock under employee benefit plans	—	—	18,157	—	—	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(1,286)	—	(30)	—	—	(30)
Stock-based compensation	—	—	—	—	2,238	—	—	2,238
Other comprehensive income	—	—	—	—	—	20	—	20
Net income	—	—	—	—	—	—	4,496	4,496
Balance as of June 30, 2025	—	$—	18,061,599	$180	$306,756	$(28)	$(34,668)	$272,240
Exercise of stock options	—	—	5,086	—	107	—	—	107
Issuance of common stock under employee benefit plans	—	—	20,409	2	(2)	—	—	—
Deemed repurchased shares of common and restricted stock for tax withholding	—	—	(6,882)	(1)	(205)	—	—	(206)
Stock-based compensation	—	—	—	—	1,634	—	—	1,634
Other comprehensive income	—	—	—	—	—	1		1
Net income	—	—	—	—	—	—	5,560	5,560
Balance as of September 30, 2025	—	$—	18,080,212	$181	$308,290	$(27)	$(29,108)	$279,336

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)
Operating activities
Net income	$33,396	$18,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,076	12,026
Loss on extinguishment of debt	1,627	—
Amortization of debt issuance costs	453	1,019
Stock-based compensation	6,648	6,135
Accretion of investment discounts	(1,196)	—
Deferred income taxes	2,893	7,236
Loss on assets held for sale	498	1,527
Loss on sale of subsidiary	—	2,764
Loss on disposals of long-lived assets	847	357
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for bad debt	13,978	16,430
Prepaid expenses	(3,020)	(990)
Income tax receivable	(1,777)	(6,683)
Operating leases, net	1,079	(364)
Other assets	209	(785)
Accounts payable	2,840	1,034
Accrued compensation and benefits	5,532	9,337
Accrued liabilities	3,464	2,734
Deferred revenue and student deposits	7,730	2,790
Net cash provided by operating activities	87,277	73,516
Investing activities
Capital expenditures	(15,288)	(11,796)
Cash outlay from the sale of subsidiary	—	(709)
Purchases of short-term investments	(127,181)	—
Maturities of short-term investments	36,900	—
Proceeds from the sale of real property	—	22,959
Net cash (used in) provided by investing activities	(105,569)	10,454
Financing activities
Cash paid for repurchase of common stock	(22,797)	(3,929)
Cash received from exercise of stock options	148	265
Preferred stock dividends paid	—	(2,751)
Cash paid for redemption of preferred stock	—	(43,192)
Cash paid for principal on borrowings and finance leases	(98,835)	(160)
Cash received from borrowings	90,000	—
Cash paid for debt issuance costs	(1,751)	—
Net cash used in financing activities	(33,235)	(49,767)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(51,527)	34,203
Cash, cash equivalents, and restricted cash at beginning of period	176,499	158,941
Cash, cash equivalents, and restricted cash at end of period	$124,972	$193,144
Supplemental disclosure of cash flow information
Interest paid	$4,557	$7,271
Income taxes paid	$7,266	$6,393

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN PUBLIC EDUCATION, INC.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business

American Public Education, Inc., or APEI, or the Company (including its subsidiary), is a provider of online and campus-based postsecondary education to students. Effective March 2, 2026, the Company completed the merger of the legal entities that owned and operated the Company’s three institutions at the time, American Public University System, or APUS, Rasmussen University, or RU, and Hondros College of Nursing, or HCN, with American Public University System, Inc. surviving the merger. On August 4, 2026, the U.S. Department of Education, or ED, approved, and we completed, the combination of APUS, RU, and HCN into one Higher Learning Commission, or HLC, accredited institution, or the Combination, named American Public University System, or the System.

The Company provides education services through the following reportable segments:

•Military+ Segment, formerly the APUS Segment, provides online postsecondary education directed primarily at the needs of the military, veterans, extended military and veteran families, and other public service and service-minded communities through American Military University, or AMU, and American Public University, or APU.

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

Note 2. Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies follows:

Basis of Presentation and Accounting

The Company has prepared the accompanying unaudited interim Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America, or GAAP.

Business Combinations

The Company accounts for business combinations in accordance with Financial Accounting Standards Board Accounting Standards Codification 805, Business Combinations, or FASB ASC 805, which requires companies to use the acquisition method for all business combinations. Under ASC 805, the assets and liabilities of an acquired company are reported at fair value, including the fair value of acquired intangible assets at the date of acquisition. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired, including intangible assets, and liabilities assumed.

Business Divestitures

The Company accounts for business divestitures in accordance with FASB ASC 810, Consolidation. On the GSUSA Sale Date, APEI completed the sale of its membership interest in its wholly owned subsidiary, GSUSA, for $0.5 million, subject to customary adjustments, including for net working capital and cash, and recorded a $3.9 million loss on sale of subsidiary. Subsequent to the GSUSA Sale Date, APEI had no continuing involvement in GSUSA.

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

Restricted Cash

Restricted cash includes funds held for students for unbilled educational services that were received from Title IV programs. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of the program participation agreement with ED. Total restricted cash as of September 30, 2026, and December 31, 2025, was $2.0 million and $2.4 million, respectively.

Short-Term Investments

Investments with original maturities ranging from three months to one year are classified as short-term investments. As of September 30, 2026, the Company considered its short-term investments in investment grade commercial paper and U.S. Treasury securities as available-for-sale securities based on the Company’s intent for the respective securities. Available-for-sale securities are carried at fair value on the accompanying Consolidated Balance Sheets, determined using Level 2 of the hierarchy of valuation inputs, with the use of inputs other than quoted prices that are observable for the assets. Unrealized investment gains and losses, net of tax, are reported as a separate component of other comprehensive income. Accretion of discounts and interest are included in interest income (expense), net. Realized gains and losses, if any, are included in gain (loss) on investments.

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

In the third quarter of 2026, APUS entered into an agreement to sell a building located in Charles Town, West Virginia, and designated it as held for sale as of September 30, 2026. The Company estimated the fair value of the building and land to be approximately $0.7 million, which, after reduction for the estimated cost to sell, resulted in a non-cash loss of $0.5 million. The loss was included in loss on assets held for sale in the accompanying Consolidated Statements of Income for the three and nine months ended September 30, 2026. The sale is expected to close during the fourth quarter of 2026.

In the first quarter of 2025, APUS entered into an agreement to sell a building classified in assets held for sale as of December 31, 2024, for $7.0 million, and recorded a non-cash loss of $1.5 million, based on the contract amount less estimated costs to sell of $0.4 million. The loss was included in loss on assets held for sale in the accompanying Consolidated Statements of Income for the nine months ended September 30, 2025. The sale was completed in June 2025 for net sales proceeds of $6.6 million.

In the first quarter of 2025, APUS completed the sale of an undeveloped parcel of land classified in assets held for sale as of December 31, 2024, for net sales proceeds of $0.5 million.

In the second quarter of 2025, APUS completed the sale of a building classified in assets held for sale as of December 31, 2024, for net sales proceeds of $15.9 million.

Total cash received from the sale of assets held for sale for the nine months ended September 30, 2025, was $23.0 million. There were no assets held for sale as of December 31, 2025.

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed, and the fair value of acquired intangible assets at the date of acquisition. Goodwill is not amortized. The Company accounts for goodwill and indefinite-lived intangible assets in accordance with FASB ASC 350, Intangibles – Goodwill and Other, and Accounting Standards Update, or ASU, 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Company’s goodwill and intangible assets are deductible for tax purposes.

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

Series A Senior Preferred Stock

The Company redeemed all 400 outstanding shares of the Series A Senior Preferred Stock in June 2025. The loss on redemption of $3.5 million was recorded as a reduction to net income available to common stockholders for the nine months ended September 30, 2025, and was calculated as the difference between the consideration paid, excluding dividends, and the book value of the Series A Senior Preferred Stock of $39.6 million. Accordingly, there were no dividends declared or paid on the Series A Senior Preferred Stock during the three and nine months ended September 30, 2026. During the nine months ended September 30, 2025, dividends declared and paid on the Series A Senior Preferred Stock were $2.8 million.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Stock Compensation, which requires companies to expense share-based compensation based on fair value, and ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Stock-based payments may include incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance shares, performance units, cash-based awards, other stock-based awards, including unrestricted shares, or any combination of the foregoing.

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

Stock-based compensation expense for the three and nine months ended September 30, 2026, and 2025, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Instructional costs and services	$196	$172	$624	$583
Selling and promotional	215	122	638	515
General and administrative	1,678	1,340	5,386	5,037
Total stock-based compensation expense	$2,089	$1,634	$6,648	$6,135

Incentive-based Compensation

The Company provides incentive-based compensation opportunities to certain employees through cash incentive and equity awards. The expense associated with these awards is reflected within the Company’s operating expenses. For the years ending December 31, 2026, and 2025, the Management Development and Compensation Committee of the Board approved annual incentive arrangements for senior management employees. The aggregate amount of awards payable, if any, is dependent upon the achievement of certain Company financial and operational goals and the satisfaction of individual performance goals. Given that the awards are generally contingent upon achieving annual objectives, final determination of the current year incentive awards cannot be made until after the results for the year are finalized. The Company recognizes the estimated fair value of performance-based restricted stock units by assuming the satisfaction of any performance-based objectives at the “target” level, which is the most probable outcome determined for accounting purposes at the time of grant and multiplying the corresponding number of shares earned based upon such achievement by the closing price of the Company’s stock on the date of grant. To the extent performance goals are not met, compensation cost is not ultimately recognized against the goals and, to the extent previously recognized, compensation cost is reversed. Amounts accrued are subject to change in future interim periods if actual future financial results or operational performance are better or worse than expected. During the three and nine months ended September 30, 2026, the Company recognized an aggregate incentive-based compensation expense of $1.5 million and $6.4 million, respectively, compared to an aggregate expense of $2.3 million and $7.3 million for the three and nine months ended September 30, 2025, respectively.

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

Note 3. Short-Term Investments

During the second quarter of 2026, the Company began investing in short‑term investments, with original maturities ranging from three months to one year. Short-term investments consist of the following as of September 30, 2026 (dollars in thousands):

	As of September 30, 2026
	(Unaudited)
Short-term investments	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Commercial paper	$28,354	$—	$—	$28,354
U.S. Treasury securities	63,123	—	(22)	63,101
Total short-term investments	$91,477	$—	$(22)	$91,455

There were no realized gains or losses from the sale of short-term investments for the three and nine months ended September 30, 2026. The unrealized losses on the Company’s short-term investments in U.S. Treasury securities as of September 30, 2026, were caused by changes in market values primarily due to interest rate volatility. As of September 30, 2026, there were no securities which were in an unrealized loss position for a period longer than 12 months. There were no impairment charges recorded during the three months ended September 30, 2026. The Company has no allowance for credit losses related to its short-term investments, as all investments are in investment grade securities. Interest income related to the Company’s short-term investments and cash and cash equivalents was $2.0 million and $5.4 million for the three and nine months ended September 30, 2026, respectively.

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

Note 4. Revenue

Disaggregation of Revenue

    In the following table, revenue, shown net of grants and scholarships, is disaggregated by source. The table also includes a reconciliation of the disaggregated revenue within the reportable segments (in thousands):

	Three Months Ended September 30, 2026
	(Unaudited)
	Military+	Health+	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$80,843	$71,699	$(16)	$152,526
Graduation fees	1,553	—	—	1,553
Textbook and other course materials	—	12,985	—	12,985
Other fees	331	1,748	—	2,079
Total Revenue	$82,727	$86,432	$(16)	$169,143

	Three Months Ended September 30, 2025
	(Unaudited)
	Military+	Health+	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$81,583	$66,394	$808	$148,785
Graduation fees	1,225	—	—	1,225
Textbook and other course materials	—	11,815	—	11,815
Other fees	329	1,061	—	1,390
Total Revenue	$83,137	$79,270	$808	$163,215

	Nine Months Ended September 30, 2026
	(Unaudited)
	Military+	Health+	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$252,857	$215,550	$(100)	$468,307
Graduation fees	3,907	—	—	3,907
Textbook and other course materials	—	38,881	—	38,881
Other fees	944	3,573	—	4,517
Total Revenue	$257,708	$258,004	$(100)	$515,612

	Nine Months Ended September 30, 2025
	(Unaudited)
	Military+	Health+	Corporate and Other	Consolidated
Instructional services, net of grants and scholarships	$244,652	$196,379	$7,866	$448,897
Graduation fees	3,222	—	—	3,222
Textbook and other course materials	—	34,504	—	34,504
Other fees	940	2,969	—	3,909
Total Revenue	$248,814	$233,852	$7,866	$490,532

For the three and nine months ended September 30, 2026, Corporate and Other includes the elimination of intersegment revenue for courses taken by employees of APEI at a reportable segment or by employees of one reportable segment at the other reportable segment.

For the three and nine months ended September 30, 2025, Corporate and Other includes tuition and contract training revenue earned by GSUSA and the elimination of intersegment revenue for courses taken by employees of APEI at a reportable segment or by employees of one reportable segment at the other reportable segment.

Contract Balances and Performance Obligations

The Company had no contract assets or deferred contract costs as of September 30, 2026, and December 31, 2025.
The Company recognizes a contract liability, or deferred revenue, when a student begins a course or starts a term. Deferred revenue at September 30, 2026, was $30.7 million and includes $21.3 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $9.5 million in consideration received in advance for future courses or terms, or student deposits. Deferred revenue represents the Company’s performance obligation to transfer future instructional services to students. Deferred revenue at December 31, 2025, was $23.0 million and includes $15.0 million in future revenue that had not yet been earned for courses and terms that were in progress, as well as $8.0 million in student deposits.

The Company has elected, as a practical expedient, not to disclose additional information about unsatisfied performance obligations for contracts with students that have an expected duration of one year or less.
When the Company begins satisfying its performance obligations, a contract receivable is created, resulting in accounts receivable on the accompanying Consolidated Balance Sheets. The Company uses the portfolio approach, a practical expedient, to evaluate if a contract exists and to assess collectability at the time of contract inception based on historical experience. Contracts are subsequently reviewed for collectability if significant events or circumstances indicate a change.

The allowance for doubtful accounts is based on management’s evaluation of the status of existing accounts receivable. Among other factors, management considers the age of the receivable, the anticipated source of payment, and historical allowance considerations. Consideration is also given to any specific known risk areas among the existing accounts receivable balances. Recoveries of receivables previously written off are recorded when received. AMU, APU, and RU do not charge interest on past due accounts receivable. HCN charges interest on payment plans when a student graduates or otherwise exits the program. Interest charged by HCN on payment plans was not material for the periods presented.

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

Operating Leases

The Company has operating leases for office space and campus facilities. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company leases corporate office space in Florida under an operating lease that expires in January 2029. The Company leases 27 campuses located in eight states for the Health+ Segment under operating leases that expire through January 2037. Prior to the GSUSA Sale Date, GSUSA leased classroom and administrative office space in Washington, D.C. and Honolulu, Hawaii.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. There are no variable lease payments. Lease expense for the three and nine months ended September 30, 2026, was $3.4 million and $10.2 million, respectively, compared to $3.9 million and $13.3 million for the three and nine months ended September 30, 2025, respectively. Lease expense for the three and nine months ended September 30, 2025, included lease expense for leased classroom and administrative office space leased by GSUSA prior to the GSUSA Sale Date. These costs are primarily related to long-term operating leases but also include amounts for short-term leases with terms greater than 30 days that are not material. Cash paid for amounts included in the present value of operating lease liabilities during the three and nine months ended September 30, 2026, was $3.7 million and $10.3 million, respectively, compared to $4.3 million and $13.8 million for the three and nine months ended September 30, 2025, respectively, and is included in operating cash flows.

Loss on Leases

In the third quarter of 2025, the Company recorded a lease impairment of $0.1 million related to the voluntary closure of two Wisconsin campuses. The total loss on leases was $0.1 million for the three and nine months ended September 30, 2025, and is included in Loss on leases in the accompanying Consolidated Statements of Income.

Finance Leases

The Company leases copiers and printers pursuant to leases that are classified as finance leases and that expire in 2027. The Company pledged the assets financed to secure the outstanding leases. As of September 30, 2026, the total finance lease liability was $0.1 million, with an average interest rate of 7.00%. The ROU assets are recorded within Property and equipment, net on the accompanying Consolidated Balance Sheets. Lease amortization expense associated with the Company’s finance leases was $0.1 million for both the three and nine months ended September 30, 2026, and 2025, and is recorded in Depreciation and amortization expense in the accompanying Consolidated Statements of Income.

The following tables present information about the amount and timing of cash flows arising from the Company’s operating and finance leases as of September 30, 2026 (in thousands):

Maturity of Lease Liabilities (Unaudited)	Operating Leases	Finance Leases
2026 (remaining)	$3,219	$53
2027	13,816	36
2028	13,813	—
2029	12,118	—
2030	10,545	—
2031	10,290	—
2032 and beyond	16,686	—
Total future minimum lease payments	$80,487	$89
Less: imputed interest	(13,760)	(2)
Present value of operating lease liabilities	$66,727	$87
Less: lease liabilities, current	(10,611)	(87)
Lease liabilities, long-term	$56,116	$—

Balance Sheet Classification (Unaudited)
Current:
Operating lease liabilities, current	$10,611
Finance lease liabilities, current	87
Long-term:
Operating lease liabilities, long-term	56,116
Finance lease liabilities, long-term	—
Total lease liabilities	$66,814

Other Information (Unaudited)
Weighted average remaining lease term (in years):
Operating leases	6.10
Finance leases	0.41
Weighted average discount rate:
Operating leases	5.5%
Finance leases	7.0%

Note 6. Goodwill and Intangible Assets

During the three months ended September 30, 2026, the Company performed a routine qualitative assessment of the Company’s Health+ Segment goodwill and indefinite-lived intangible assets recorded. As part of the assessment, the Company considered the events and circumstances expressly required by ASC 350, in addition to other entity-specific factors. Factors considered included financial and enrollment performance against internal targets, economic factors, and the continued favorable growth outlook for nursing education. After completing the qualitative review of goodwill and indefinite-lived intangible assets, the Company concluded it was more likely than not that the fair value of the Company’s Health+ Segment was more than its carrying value, and therefore, no quantitative impairment test and no impairment charge was necessary.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Income per common share
Net income	$5,892	$5,560	$33,396	$18,949
Preferred stock dividend	—	—	—	2,751
Loss on redemption of preferred stock	—	—	—	3,501
Net income available to common stockholders	$5,892	$5,560	$33,396	$12,697
Basic weighted average shares outstanding	18,283	18,070	18,309	17,982
Income per common share	$0.32	$0.31	$1.82	$0.71

Diluted income per common share
Net income available to common stockholders	$5,892	$5,560	$33,396	$12,697
Basic weighted average shares outstanding	18,283	18,070	18,309	17,982
Effect of dilutive restricted stock and options	402	685	457	614
Diluted weighted average shares outstanding	18,685	18,755	18,766	18,596
Diluted income per common share	$0.32	$0.30	$1.78	$0.68

There were no anti-dilutive options excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, there were 4,000 and 29,000 anti-dilutive stock options, respectively, excluded from the calculation of diluted earnings per share.

For the three and nine months ended September 30, 2026, there were 8,000 anti-dilutive restricted shares, respectively, excluded from the calculation of diluted earnings per share. For the three and nine months ended September 30, 2025, there were zero and 25,000 anti-dilutive restricted shares, respectively, excluded from the calculation of diluted earnings per share.

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

The 2026 Credit Agreement replaces that certain Credit Agreement dated as of September 1, 2021, as amended, by and among the Company, as borrower, the lenders from time to time party thereto, and Macquarie Capital Funding, LLC, as administrative agent and collateral agent, or the Prior Credit Agreement. The 2026 Revolving Credit Facility replaces the Company’s prior $20.0 million senior secured revolving credit facility under the Prior Credit Agreement, and the proceeds of the 2026 Term Loan, together with cash on hand, were used to repay the approximately $96.4 million principal amount outstanding under the Company’s prior $175.0 million term loan under the Prior Credit Agreement. In connection with this extinguishment of debt, the Company recorded a loss on extinguishment of debt of $1.7 million, primarily related to the write-off of unamortized deferred financing costs. The loss is included in loss on extinguishment of debt in the accompanying Consolidated Statements of Income for the nine months ended September 30, 2026.

Under the 2026 Credit Agreement, outstanding borrowings under the 2026 Facilities bear interest at a rate per annum (subject to increase during an event of default) of a Secured Overnight Financing Rate, or SOFR rate, plus a margin ranging from 1.75% to 2.75%, depending on the Company’s Consolidated Total Net Leverage Ratio (as defined in the 2026 Credit Agreement). A commitment fee ranging from 0.20% to 0.35%, also depending on the Company’s Consolidated Total Net Leverage Ratio, is payable quarterly in arrears based on the average daily unused amount of the commitments under the 2026 Revolving Credit Facility. The Consolidated Total Net Leverage Ratio reflects a ratio of consolidated total indebtedness, net of unrestricted cash and cash equivalents up to $100.0 million, to consolidated EBITDA. As of September 30, 2026, the interest rate applicable to the 2026 Facilities was 5.44%.

Interest expense related to the Company’s credit agreements was $1.3 million and $5.0 million for the three and nine months ended September 30, 2026, respectively, compared to $2.5 million and $7.3 million for the three and nine months ended September 30, 2025, respectively.

The Company is required to make principal payments of the 2026 Term Loan on the last day of each quarter, which commenced with the quarter ended June 30, 2026, in an amount equal to approximately $1.1 million for the first three quarterly payments, approximately $1.7 million for the following eight quarterly payments and approximately $2.3 million for the final eight quarterly payments prior to the Maturity Date. Quarterly principal payments of the 2026 Term Loan will continue until the Maturity Date, on which date (i) the outstanding principal amount of the 2026 Term Loan, together with accrued and unpaid interest thereon and other amounts owed under the 2026 Credit Agreement, will be required to be paid in full and (ii) the outstanding principal amount of any borrowings under the 2026 Revolving Credit Facility, together with accrued and unpaid interest thereon and any other amounts owed under the 2026 Revolving Credit Facility, will be required to be paid in full. Subject to certain exceptions, the Company is also required to make mandatory prepayments of the 2026 Term Loan with the proceeds of asset sales, casualty and condemnation events, and unpermitted debt issuances. The Company may make voluntary prepayments of the borrowings under the 2026 Facilities at any time without premium or penalty. There were no borrowings outstanding under the 2026 Revolving Credit Facility as of September 30, 2026.

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

The 2026 Credit Agreement contains customary affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, make capital expenditures, and enter into affiliate transactions, in each case, subject to certain exceptions, as well as customary representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the 2026 Facilities. In addition, the 2026 Credit Agreement contains financial covenants that require the Company to (i) maintain a Consolidated Total Net Leverage Ratio of no greater than 2.50 to 1.00, (ii) maintain a Consolidated Interest Coverage Ratio of no less than 2.50 to 1.00, and (iii) maintain a minimum balance of domestic unrestricted cash and cash equivalents of $40.0 million. As of September 30, 2026, the Company was in compliance with all financial covenants.

Long-term debt consists of the following as of September 30, 2026, and December 31, 2025 (in thousands):

	As of September 30, 2026	As of December 31, 2025
	(Unaudited)
Credit agreement	$87,750	$96,425
Less: Deferred financing fees	(1,508)	(1,760)
Total debt	86,242	94,665
Less: Current portion	(6,188)	—
Long-Term Debt	$80,054	$94,665

Scheduled maturities of long-term debt as of September 30, 2026, are as follows (in thousands):

Maturities of Long-Term Debt (Unaudited)	Loan Payments
2026 (remaining)	$1,125
2027	6,750
2028	6,750
2029	9,000
2030	9,000
2031	55,125
Total	$87,750

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

A summary of financial information by reportable segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	Unaudited		Unaudited
	(In thousands)		(In thousands)
Military+ Segment
Revenue	$82,727	$83,137	$257,708	$248,814
Instructional costs and services	25,450	26,087	79,159	81,916
Selling and promotional	19,470	16,809	54,710	48,455
General and administrative	14,061	13,954	43,347	42,996
Other (1)	2,346	1,007	4,651	4,599
Income from operations before interest and income taxes	$21,400	$25,280	$75,841	$70,848
Health+ Segment
Revenue	$86,432	$79,270	$258,004	$233,852
Instructional costs and services	49,493	47,684	147,077	139,072
Selling and promotional	22,128	18,951	64,446	55,431
General and administrative	14,358	12,044	40,039	36,428
Other (2)	2,391	2,704	7,555	8,230
Loss from operations before interest and income taxes	$(1,938)	$(2,113)	$(1,113)	$(5,309)

Corporate and Other
Revenue (4)	$(16)	$808	$(100)	$7,866
Instructional costs and services	(1)	926	(24)	7,077
Selling and promotional	218	379	642	2,506
General and administrative	10,896	8,691	29,711	29,819
Other (3)	418	4,282	1,215	5,035
Loss from operations before interest and income taxes	$(11,547)	$(13,470)	$(31,644)	$(36,571)

Total reportable segment revenue	$169,159	$162,407	$515,712	$482,666
Corporate and Other revenue (4)	(16)	808	(100)	7,866
Total consolidated revenue	$169,143	$163,215	$515,612	$490,532
Total reportable segment income from operations before interest and income taxes	$19,462	$23,167	$74,728	$65,539
Corporate and Other (loss) from operations before interest and income taxes	(11,547)	(13,470)	(31,644)	(36,571)
Total consolidated income from operations before interest and income taxes	$7,915	$9,697	$43,084	$28,968

(1)	Includes loss on assets held for sale, loss on disposals of long-lived assets, and depreciation and amortization expense.
(2)	Includes loss on disposals of long-lived assets and depreciation and amortization expense.
(3)	Includes depreciation and amortization expense.
(4)	Includes the elimination of intersegment revenue for courses taken by employees of APEI at a reportable segment or by employees of one reportable segment at the other reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	Unaudited		Unaudited
	(In thousands)		(In thousands)
Depreciation and amortization
Military+ Segment	$1,161	$939	$3,329	$2,951
Health+ Segment	2,390	2,602	7,532	7,917
Total reportable segment depreciation and amortization	$3,551	$3,541	$10,861	$10,868
Corporate and Other	418	405	1,215	1,158
Total consolidated depreciation and amortization	$3,969	$3,946	$12,076	$12,026
Interest income (expense), net
Military+ Segment	$324	$401	$1,212	$1,082
Health+ Segment	52	158	564	842
Total reportable segment interest income (expense), net	$376	$559	$1,776	$1,924
Corporate and Other	83	(1,628)	(1,408)	(4,988)
Total consolidated interest income (expense), net	$459	$(1,069)	$368	$(3,064)
Income tax expense (benefit)
Military+ Segment	$7,237	$8,556	$22,722	$22,320
Health+ Segment	(536)	(657)	(162)	(1,764)
Total reportable segment income tax expense	$6,701	$7,899	$22,560	$20,556
Corporate and Other	(4,219)	(4,831)	(14,176)	(13,601)
Total consolidated income tax expense	$2,482	$3,068	$8,384	$6,955

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

Note 11. Concentration

    The Company’s students utilize various payment sources and programs to finance their education expenses, including funds from: the U.S. Department of War, or DoW, tuition assistance programs; education benefit programs administered by the U.S. Department of Veterans Affairs, or VA; federal student aid from Title IV programs; and cash and other sources.

     A summary of Military+ Segment revenue derived from students by primary funding source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2026	2025	2026	2025
DoW tuition assistance programs	43%	42%	44%	43%
VA education benefits	25%	26%	24%	25%
Title IV programs	18%	18%	18%	18%
Cash and other sources	14%	14%	14%	14%

A summary of Health+ Segment revenue, by academic unit and primary funding source, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
RU	2026	2025	2026	2025
Title IV programs	76%	78%	76%	78%
Cash and other sources	22%	20%	22%	20%
VA education benefits	2%	2%	2%	2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
HCN	2026	2025	2026	2025
Title IV programs	77%	84%	82%	85%
Cash and other sources	22%	15%	17%	14%
VA education benefits	1%	1%	1%	1%

HCN's Title IV funding as a percentage of revenue declined to 77% for the three months ended September 30, 2026, from 84% in the prior year period, primarily due to timing of Title IV program fund disbursements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    In this Quarterly Report on Form 10-Q, or this Quarterly Report, “we,” “our,” “us,” the “Company” and similar terms refer to American Public Education, Inc., or APEI, and its subsidiary brands collectively unless the context indicates otherwise. All quarterly information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is unaudited. The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this Quarterly Report and the audited financial information and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or our Annual Report.

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
•our ability to maintain, develop, and grow our technology infrastructure, including with respect to any current or planned use of artificial intelligence, or transform our technology infrastructure and realize the benefits of any such transformation;
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
•our branding and marketing of our academic units;
•our ability to leverage our investments in support of our initiatives, students, and academic units;
•our maintenance and expansion of our relationships and partnerships and the development of new relationships and partnerships;
•actions by the Department of War, or DoW, or branches of the U.S. Armed Forces, including actions related to participating in DoW tuition assistance, or TA, programs, our responses to those actions, and expectations regarding the effects of those actions and responses;
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
•our dependence on the effectiveness of our ability to attract students who persist in our programs;
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
•adverse effects of changes our academic units make to improve the student experience and enhance each unit’s ability to identify and enroll students who are likely to succeed;
•our failure to successfully adjust to future market demands;
•risks associated with the recent combination of American Public University System, or APUS, Rasmussen University, or RU, and Hondros College of Nursing, or HCN, into one consolidated institution encompassing all APUS, RU, and HCN programs, campuses, and operations, or the Combination;
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
•our loss of eligibility to participate in student financial aid programs authorized under Title IV, or Title IV programs, of the Higher Education Act of 1965, as amended, or the HEA, or ability to process Title IV financial aid;
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

Overview

Background

    We are a provider of online and campus-based postsecondary education to approximately 106,600 students through our subsidiary, American Public University System, Inc., which currently operates American Public University System, or the System. The System offers purpose-built education programs designed to prepare individuals for productive contributions to their professions and society and opportunities designed to advance students in their current professions or to help them prepare for their next career. The System is accredited and licensed or otherwise authorized by state authorities to offer postsecondary education programs, to the extent it believes such licenses or authorizations are required and is certified by ED to participate in

Title IV programs.

In January 2025, we announced the Combination, a process that after two steps resulted in the System, a combined Higher Learning Commission, or HLC, accredited institution. Effective March 2, 2026, or the Merger Date, we completed the first step of the Combination, the merger of the legal entities that owned and operated APUS, RU, and HCN, with American Public University System, Inc. surviving the merger, or the Legal Merger, and we subsequently notified ED that the Legal Merger occurred. On August 4, 2026, ED approved, and we completed, the second step of the Combination, the combination of APUS, RU, and HCN into one HLC-accredited institution, or the Institutional Combination.

We previously provided our educational services through three reportable segments: the APUS Segment, the RU Segment, and the HCN Segment. Beginning in fiscal 2026, in connection with the Combination, we now provide our educational services through the following two reportable segments:

•Our Military+ Segment, which was formerly the APUS Segment, provides online postsecondary education to approximately 87,500 adult learners, directed primarily at the needs of the military, veterans, extended military and veteran families, and other public service and service-minded communities through two brands: American Military University, and American Public University. As of September 30, 2026, approximately 61% of Military+ Segment students self-reported that they served in the military on active duty at the time of initial enrollment.

•Our Health+ Segment, consisting of the businesses that formerly comprised the RU Segment and the HCN Segment, provides nursing- and health sciences-focused and other postsecondary education, including business, technology, and education. Health+ Segment provides these education services to approximately 19,100 students at 27 campuses in eight states and online through RU and HCN. As of September 30, 2026, on-ground enrollment was approximately 11,100, and online enrollment was approximately 8,000 students.

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

Legislative and Regulatory Activity

The Combination of APUS, RU, and HCN

We were required to obtain HLC approval prior to effectuating the Combination, and pursuant to ED’s requirements, undertook the Combination in two steps: (i) the Legal Merger and (ii) the Institutional Combination. In February 2026, HLC approved the continuation of accreditation of APUS and RU after the Legal Merger and acknowledged our intent to consolidate the three institutions into one HLC accreditation. On April 24, 2026, HLC approved the continuation of accreditation following the Institutional Combination, and on June 12, 2026, and July 10, 2026, HLC reaffirmed that approval. On August 4, 2026, ED approved, and we completed, the Institutional Combination. HLC performed a site visit on August 18, 2026, in connection with the Legal Merger and the Institutional Combination. In connection with the Institutional Combination, HCN voluntarily relinquished its Accrediting Bureau of Health Education Schools institutional accreditation, effective August 7, 2026.

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

Rasmussen University

In June 2025, the Minnesota Board of Nursing, or MBN, issued a stipulation and consent order requiring RU’s Moorhead, Minnesota Associate Degree in Nursing, or ADN program to, among other things, reach applicable NCLEX pass rate standards by June 30, 2026. The program was not anticipated to reach the standards by that date, and so on June 1, 2026, RU informed MBN that it intends to voluntarily close the program effective December 31, 2027. Current enrollment in the Moorhead, Minnesota ADN program is approximately 85 students, or less than 1% of Health+’s current total enrollment. Most current students enrolled in the Moorhead, Minnesota ADN program currently have expected graduation dates on or before the date RU intends to close the program. Internal degree completion pathways will be made available to those Moorhead, Minnesota ADN students whose expected completion dates extend beyond December 31, 2027.

In February 2026, ED's Office of Inspector General, or ED OIG, notified RU that it would conduct an inspection of RU's process to address unusual enrollment history flags for the 2024-2025 award year. In August 2026, ED OIG completed the inspection and issued a formal report stating that the inspection resulted in no findings.

Borrower Defense to Repayment Claims

Between August 1, 2026 and October 31, 2026, our academic units received 340 BDTR claims from ED, seeking in the aggregate a discharge of approximately $7.2 million in loans. Our academic units dispute the validity of these claims and have filed responses to them with ED. We are unable to predict whether ED will grant BDTR relief for the claims, or if so, whether it will seek recoupment from us. For additional information regarding risks related to BDTR claims, see the Risk Factor in our Annual Report captioned “ED rules related to BDTR claims may create significant liability that could have an adverse effect on our business and results of operations”.

The One Big Beautiful Bill Act

On May 1, 2026, ED published a rule, effective July 1, 2026, relating to student loan provisions in the One Big Beautiful Bill Act, or OBBBA. The rule modifies the definition of “professional degree” programs and makes other changes to the federal student loan programs, including changes to federal loan limits. The loan changes could reduce student enrollment, increase student reliance on private loans, reduce funding for enrolled students, and increase administrative burdens. On June 24, 2026, pending resolution of a court challenge, a U.S. district court preliminarily stayed a portion of the rule’s “professional degree” definition that, among other things, excludes certain advanced nursing degrees. On June 29, 2026, ED issued guidance that identifies certain advanced nursing degrees as “professional degree” programs during the stay, and it announced its continued defense of the rule’s definition. There is no assurance as to the stay’s duration or any responsive actions ED may take to the court challenge.

On July 1, 2026, ED published a rule for the OBBBA accountability framework, the Student Tuition and Transparency System, or STATS, and Earnings Accountability framework, generally effective July 1, 2027, with certain reporting changes effective July 1, 2026. Under the rule, for programs to remain eligible for Direct Loans, median annual earnings of program graduates must meet specified earnings thresholds. Programs failing to meet the standard for two of three consecutive years will lose eligibility for Direct Loans, and institutions will also lose other Title IV eligibility for programs failing to satisfy the measure if at least half their Title IV recipients or half their Title IV funds come from failing programs. Institutions will be required to warn students enrolled in or seeking to enroll in failing programs.

State Authorization/Licensure

The State of Illinois enacted legislation effective January 2024 that temporarily removed all nursing programs, including RU’s Illinois ADN program, from probationary status until September 2026, or the probationary status moratorium. On July 10, 2026, the State of Illinois enacted legislation regarding measurement of NCLEX pass rates and of nursing education programs that fail to satisfy the requisite pass rate following expiry of the probationary status moratorium. The legislation prevents programs from being placed on probation until calendar year 2026 NCLEX results can be measured and provides that any program with a calendar year 2026 pass rate below the 75% threshold will receive a written warning of noncompliance from the Illinois Department of Financial and Professional Regulation, or IDFPR, rather than being placed on probationary status. The IDFPR has publicly reported that RU’s Illinois ADN program has not met the required NCLEX pass rate for the prior six years. RU’s Illinois ADN program is currently approved; however, there can be no assurance that IDFPR will not seek to impose different or additional requirements as a result of failures to satisfy the required NCLEX pass rate for consecutive years.

Cohort Default Rate

To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain levels. Pursuant to HEA requirements, if the cohort default rate in any single year exceeds 40%, or is 30% or greater for three consecutive years, an institution loses eligibility to participate in Title IV programs. If an institution’s cohort default rate is equal to or greater than 30% in any single year, it must establish a default prevention task force.

In September 2026, ED released final official cohort default rates for institutions for federal fiscal year 2023. ED reported a 0.4% cohort default rate for APUS, a 0.2% cohort default rate for RU, and a 0.5% cohort default rate for HCN. The rates were favorably impacted by regulatory relief provided in connection with the COVID-19 pandemic. The end of COVID-19 pandemic-related regulatory relief may lead to higher official cohort default rates in future fiscal years. As a result of the Combination, ED will calculate and publish in future years a single cohort default rate for the System that will include all applicable borrowers from APUS, RU, and HCN rather than separate rates for each academic unit. Each of the reported cohort default rates above predates and does not take into account the Combination.

Tuition Assistance Programs

A significant portion of our revenue is derived from the System’s participation in the DoW’s TA programs. The versions of the National Defense Authorization Act, or NDAA, passed by the U.S. House of Representatives and under consideration by the U.S. Senate both address an increase in the limit for reimbursement under the TA programs, though the ultimate passage of the NDAA and whether language will be included on the TA programs is uncertain. We understand that DoW is also currently evaluating potential changes to the TA programs, which, among other things, could include higher or lower reimbursement levels based on new classifications of TA-eligible programs. At this time, we do not know if the DoW will make any changes to the TA programs, and if they make any changes what they would be, and therefore we cannot estimate what the impact would be on our results of operations if any such changes are made.

Summary of Results

Consolidated revenue for the three months ended September 30, 2026, increased to $169.1 million from $163.2 million, or by 3.6%, as compared to the prior year period. The growth was primarily driven by increased enrollment in our Health+ Segment, which was partially offset by the absence of revenue from GSUSA due to its sale in July 2025. Our net income for the three months ended September 30, 2026, was $5.9 million, compared to $5.6 million in the prior year period, an increase of $0.3 million. The increase in net income for the three months ended September 30, 2026, was primarily related to the increase in revenue of $5.9 million and an increase in net interest income of $1.5 million, partially offset by an increase in operating expenses of $7.7 million, as compared to the prior year period. Our operating margin declined to 4.7% for the three months ended September 30, 2026, as compared to 5.9% in the prior year period.

Consolidated revenue for the nine months ended September 30, 2026, increased to $515.6 million from $490.5 million, or by 5.1%, as compared to the prior year period. The growth was primarily driven by increased enrollment in our Health+ Segment and higher net course registrations in our Military+ Segment, partially offset by the absence of revenue from GSUSA due to its sale in July 2025. Our net income for the nine months ended September 30, 2026, was $33.4 million, compared to $18.9 million in the prior year period, an increase of $14.4 million. The increase in net income for the nine months ended September 30, 2026, was primarily related to the increase in revenue of $25.1 million, partially offset by an increase in operating expenses of $11.0 million and the extinguishment of debt of $1.7 million, as compared to the prior year period. Our operating margin improved to 8.4% for the nine months ended September 30, 2026, as compared to 5.8% in the prior year period.

Military+ Segment net course registrations for the three months ended September 30, 2026, increased to approximately 103,800 from approximately 100,000, an increase of 3,800, or 3.8%, as compared to the prior year period. Military+ Segment revenue for the three months ended September 30, 2026, decreased to $82.7 million from $83.1 million, or by 0.5%, as compared to the prior year period. Tuition revenue varies from period to period based on the number of students enrolled at our academic units, the number of and types of courses that students take, student payor source, the mix of programs students attend, the number of students starting courses each month during the period, and the timing of course starts each month or term. Military+ Segment revenue for the three months ended September 30, 2026 decreased primarily as a result of the timing of course starts in the three months ended September 30, 2026, when compared to the prior period. Military+ Segment net course registrations for the nine months ended September 30, 2026, increased to approximately 308,600 from approximately 298,800, an increase of 9,800, or 3.3%, as compared to the prior year period. Military+ Segment revenue for the nine months ended September 30, 2026, increased to $257.7 million from $248.8 million, or by 3.6%, as compared to the prior year period. Military+ Segment operating margin declined to 25.9% for the three months ended September 30, 2026, from 30.4% in the prior year period, and increased to 29.4% for the nine months ended September 30, 2026, from 28.5% in the prior year period.

Health+ Segment enrollment for the three months ended September 30, 2026, increased to approximately 19,100 from approximately 18,600, an increase of 500, or 2.5%, as compared to the prior year period. Health+ Segment revenue for the three months ended September 30, 2026, increased to $86.4 million from $79.3 million, or by 9.0%, as compared to the prior year period. Health+ Segment enrollment for the nine months ended September 30, 2026, increased approximately 5.5%, as compared to the prior year period. Health+ Segment revenue for the nine months ended September 30, 2026, increased to $258.0 million from $233.9 million, or by 10.3%, as compared to the prior year period. Health+ Segment operating margin improved to negative 2.2% for the three months ended September 30, 2026, from negative 2.7% in the prior year period, and improved to negative 0.4% for the nine months ended September 30, 2026, from negative 2.3% in the prior year period.

Our financial results for the three and nine months ended September 30, 2025, reflect the financial results of GSUSA in Corporate and Other.

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

We estimate fair value in our quantitative analysis by weighting the results from two different valuation approaches. They are: (i) discounted cash flow and (ii) guideline public company. Under the discounted cash flow method, we determined fair value by discounting the estimated future cash flows of our Health+ Segment at their estimated weighted-average cost of capital. We incorporate the use of projected financial information and a discount rate that are developed using market participant-based assumptions. The cash-flow projections are based on three-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth, which are updated at least annually and approved by management. Under the guideline public company method, we used pricing multiples from other public companies in the public higher education market to determine the fair value of the reporting unit. Values derived under the two valuation methods are then weighted to estimate the reporting unit enterprise value. If we determine that the carrying amount of a reporting unit exceeds its fair value, we then calculate the implied fair value of the reporting unit goodwill as compared to its carrying amount to determine the appropriate impairment charge. Although we believe our assumptions are reasonable, actual results may vary significantly and may expose us to material impairment charges in the future. Our methodology for determining fair values remained consistent for the periods presented.

In connection with the Combination, we reassessed the reporting unit structure. As a result, RU and HCN reporting units were combined into a single reporting unit, Health+. The change did not result in a reallocation of goodwill and had no impact on the total carrying amount of goodwill.

During the three months ended September 30, 2026, in connection with the preparation of this Quarterly Report, we performed a routine qualitative assessment of our Health+ Segment goodwill and indefinite-lived intangible assets. As part of the assessment, we considered the events and circumstances expressly required by ASC 350, in addition to other entity-specific factors. Factors considered included financial and enrollment performance against internal targets, economic factors, and the continued favorable growth outlook for nursing education. After completing the qualitative review of goodwill and indefinite-lived intangible assets, the Company concluded it was more likely than not that the fair value of our Health+ Segment was more than its carrying value, and therefore, no quantitative impairment test and no impairment charge was necessary.

Significant assumptions inherent to valuation methodologies for goodwill and indefinite-lived intangible assets include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in the higher education market. Future changes, including minor changes in significant assumptions or other factors, including revenue, operating income, valuation multiples, and other inputs to the valuation process may result in future impairment charges, and those charges could be material.

For more information regarding our Critical Accounting Policies and Use of Estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Results of Operations

    Below we have included a discussion of our operating results and material changes in our operating results during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the level of expenses in our reportable segments. Our student population varies as a result of new enrollments, graduations, student attrition, the success of our marketing programs, and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in revenue and expenses.

Military+ Segment net course registrations for the three months ended September 30, 2026, increased to approximately 103,800 from approximately 100,000, an increase of 3,800, or 3.8%, as compared to the prior year period primarily due to increases in military registrations from students utilizing TA and increases in students utilizing financial aid. Military+ Segment net course registrations for the nine months ended September 30, 2026, increased to approximately 308,600 from approximately 298,800, an increase of 9,800, or 3.3%, as compared to the prior year period primarily due to increases in military registrations from students utilizing TA, students utilizing financial aid, and military-affiliated students utilizing education benefit programs administered by the U.S. Department of Veterans Affairs, or VA. Operating margin decreased to 25.9% for the three months ended September 30, 2026, from 30.4% in the prior year period and increased to 29.4% for the nine months ended September 30, 2026, from 28.5% in the prior year period. Operating margin for the three months ended September 30, 2026, decreased primarily due to an increase of $2.1 million in advertising costs, as compared to the prior year period. Operating margin for the nine months ended September 30, 2026, increased primarily due to the $8.9 million increase in revenue, a $3.7 million decrease in employee compensation costs, and a $1.0 million decrease in loss on assets held for sale, partially offset by an increase of $5.3 million in advertising costs, as compared to the prior year period.

Health+ Segment total enrollment for the three months ended September 30, 2026, increased to approximately 19,100 from approximately 18,600, an increase of 500, or 2.5%, as compared to the prior year period, driven by a 6.8% increase in on-ground enrollment partially offset by a 2.9% decrease in online enrollment. Health+ Segment total enrollment for the nine months ended September 30, 2026, increased approximately 5.5%, as compared to the prior year period, driven by a 8.2% increase in on-ground enrollment and a 2.1% increase in online enrollment. Health+ Segment operating margin improved to a negative 2.2% for the three months ended September 30, 2026, from negative 2.7%, in the prior year period. The improvement in the operating margin for the three months ended September 30, 2026, was primarily due to the $7.2 million revenue increase, partially offset by increases of $2.6 million in bad debt expense caused by higher student receivable balances resulting from delays in Title IV financial aid processing due to delays in ED’s effectuation of changes in its system to reflect the Combination and to a lesser degree by changes a vendor made to its systems to mitigate a cybersecurity risk, $2.3 million in advertising costs, and $2.3 million in employee compensation costs, as compared to the prior year period. Health+ Segment operating margin improved to a negative 0.4% for the nine months ended September 30, 2026, from negative 2.3% in the prior year period. The improvement in the operating margin for the nine months ended September 30, 2026, was primarily due to the $24.2 million revenue increase, a $1.2 million decrease in occupancy costs, partially offset by increases of $7.2 million in advertising costs, $4.7 million in employee compensation costs, $3.9 million in bad debt expense, and $3.1 million in classroom and course materials costs, as compared to the prior year period.

For a more detailed discussion of our results by reportable segment, refer to “Analysis of Operating Results by Reportable Segment” below.

Analysis of Consolidated Statements of Income

The following table sets forth statements of income data as a percentage of revenue for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	44.3	45.8	43.9	46.5
Selling and promotional	24.7	22.1	23.2	21.7
General and administrative	23.2	21.3	21.9	22.3
Depreciation and amortization	2.3	2.4	2.3	2.5
Loss on sale of subsidiary	—	2.4	—	0.8
Loss on assets held for sale	0.3	—	0.1	0.3
Loss on disposals of long-lived assets	0.4	0.1	0.2	0.1
Total costs and expenses	95.3	94.1	91.6	94.2
Income from operations before interest and income taxes	4.7	5.9	8.4	5.8
Loss on extinguishment of debt	—	—	(0.3)	—
Interest income (expense), net	0.3	(0.7)	0.1	(0.6)
Income from operations before income taxes	5.0	5.3	8.2	5.2
Income tax expense	1.6	1.9	1.7	1.4
Net income	3.5	3.4	6.5	3.8
Preferred stock dividend	—	—	—	0.6
Loss on redemption of preferred stock	—	—	—	0.7
Net income available to common stockholders	3.5%	3.4%	6.5%	2.5%

Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025

Revenue. Our consolidated revenue for the three months ended September 30, 2026, was $169.1 million, an increase of $5.9 million, or 3.6%, compared to $163.2 million for the three months ended September 30, 2025. Revenue increased primarily due to a $7.2 million, or 9.0%, increase in revenue in our Health+ Segment, partially offset by a $0.8 million decrease in GSUSA revenue included in Corporate and Other for the period prior to the GSUSA Sale Date, and a $0.4 million, or 0.5%, decrease in revenue in our Military+ Segment. Our Health+ Segment revenue increase was primarily due to a 2.5% increase in total student enrollment and the impact of tuition increases in the second half of 2025. Our Military+ Segment revenue decrease was primarily due to the timing of course starts in the three months ended September 30, 2026, when compared to the prior year period.

Costs and expenses. Costs and expenses for the three months ended September 30, 2026, were $161.2 million, an increase of $7.7 million, or 5.0%, compared to $153.5 million for the three months ended September 30, 2025. Costs and expenses for the three months ended September 30, 2026, include $1.5 million in severance costs across both segments, $0.9 million in professional fees related to the Combination in Corporate and Other, and a $0.5 million non-cash loss on assets held for sale in our Military+ Segment. The results in the prior year period included a $3.9 million loss on sale of subsidiary in Corporate and Other related to the sale of GSUSA, $0.8 million in professional fees in Corporate and Other relating to the Combination and the sale of GSUSA, $0.6 million in severance costs in our Health+ Segment and Corporate and Other, and a $0.1 million loss on leases in our Health+ Segment. Costs and expenses for the three months ended September 30, 2026, as compared to the prior year period, excluding the items noted above, increased $10.2 million, or 6.9%, primarily due to increases of $4.4 million in advertising costs across both segments to drive increases in registrations and enrollment, $2.6 million in bad debt expense in our Health+ Segment caused by higher student receivable balances resulting from delays in Title IV financial aid processing due to delays in ED’s effectuation of changes in its system to reflect the Combination and to a lesser degree by changes a vendor made to its systems to mitigate a cybersecurity risk, $1.9 million in professional services costs primarily in Corporate and Other, and $1.7 million in other employee compensation costs primarily in our Health+ Segment, partially offset by a decrease of $1.7 million in Corporate and Other due to the sale of GSUSA in 2025. Costs and expenses as a percentage of revenue increased to 95.3% for the three months ended September 30, 2026, from 94.1% for the three months ended September 30, 2025.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2026, were $74.9 million, an increase of $0.2 million, or 0.3%, compared to $74.7 million for the three months ended September 30, 2025. Instructional costs and services expenses increased primarily due to a $2.4 million increase in employee compensation costs in our Health+ Segment related to increased enrollment and severance costs, partially offset by the $0.9 million decrease in Corporate and Other due to the sale of GSUSA in 2025 and a $0.6 million decrease in employee compensation costs in our Military+ Segment primarily due to a change in its part-time faculty compensation plan. Instructional costs and services expenses as a percentage of revenue decreased to 44.3% for the three months ended September 30, 2026, from 45.8% for the three months ended September 30, 2025.

Selling and promotional expenses. Our selling and promotional expenses for the three months ended September 30, 2026, were $41.8 million, an increase of $5.7 million, or 15.7%, compared to $36.1 million for the three months ended September 30, 2025. Selling and promotional expenses increased primarily due to an increase of $4.4 million in total advertising costs across both segments to further drive enrollment. Selling and promotional expenses as a percentage of revenue increased to 24.7% for the three months ended September 30, 2026, from 22.1% for the three months ended September 30, 2025.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2026, were $39.3 million, an increase of $4.6 million, or 13.3%, compared to $34.7 million for the three months ended September 30, 2025. For the three months ended September 30, 2026, and 2025, general and administrative expenses included $0.9 million and $0.8 million, respectively, in professional fees relating to the Combination in Corporate and Other. General and administrative expenses increased primarily due to increases of $2.3 million in professional services costs primarily in Corporate and Other and $2.2 million in bad debt expense primarily in our Health+ Segment, partially offset by the $0.5 million decrease in Corporate and Other due to the sale of GSUSA in 2025. Consolidated bad debt expense for the three months ended September 30, 2026, was $7.7 million, or 4.6% of revenue, compared to $5.6 million, or 3.4% of revenue in the prior year period, which is primarily due to higher student receivable balances resulting from delays in Title IV financial aid processing due to delays in ED’s effectuation of changes in its system to reflect the Combination and to a lesser degree due to changes a vendor made to its systems to mitigate a cybersecurity risk. General and administrative expenses as a percentage of revenue increased to 23.2% for the three months ended September 30, 2026, from 21.3% for the three months ended September 30, 2025. As we continue to evaluate enhancements to our business capabilities, we may incur additional costs, and our general and administrative expenses will vary from time to time.

Depreciation and amortization expenses. Depreciation and amortization expenses were $4.0 million for the three months ended September 30, 2026, compared to $3.9 million in the prior year period, an increase of $0.1 million. Depreciation and amortization expenses as a percentage of revenue were 2.3% and 2.4% for the three months ended September 30, 2026, and 2025, respectively.

Loss on assets held for sale. For the three months ended September 30, 2026, the $0.5 million non-cash loss on assets held for sale is for real property located in Charles Town, West Virginia in our Military+ Segment. There was no loss on assets held for sale in the prior year.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets was $0.7 million for the three months ended September 30, 2026, as compared to $0.1 million for the three months ended September 30, 2025.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $2.1 million and $1.6 million for the three months ended September 30, 2026, and 2025, respectively. Stock-based compensation costs included accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest income (expense), net. Interest income, net of interest expense and other income, was $0.5 million for the three months ended September 30, 2026, compared to interest expense, net of interest income and other income of $1.1 million in the prior year period. The increase in net interest income in the three months ended September 30, 2026, as compared to the prior year period, was primarily due to a decrease in interest expense due to the refinance of corporate debt and an increase in interest income earned on investment securities, for the comparable periods.

Income tax expense. We recognized income tax expense of $2.5 million and $3.1 million for the three months ended September 30, 2026, and 2025, respectively, or an effective tax rate of 29.6% in 2026 and 35.6% in 2025. The effective tax rate was negatively impacted by higher non-deductible compensation expenses in relation to pretax income in the prior period.

Net income. Our net income was $5.9 million and $5.6 million for the three months ended September 30, 2026, and 2025, respectively, an increase of $0.3 million. This increase was due to the factors discussed above.

Net income (loss) available to common stockholders. The net income available to common stockholders was $5.9 million for the three months ended September 30, 2026, compared to net income available to common stockholders of $5.6 million for the three months ended September 30, 2025, an improvement of $0.3 million. This improvement was due to the factors discussed above.

Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

Revenue. Our consolidated revenue for the nine months ended September 30, 2026, was $515.6 million, an increase of $25.1 million, or 5.1%, compared to $490.5 million for the nine months ended September 30, 2025. Revenue increased primarily due to a $24.2 million, or 10.3%, increase in revenue in our Health+ Segment, and an $8.9 million, or 3.6%, increase in revenue in our Military+ Segment, partially offset by an $8.0 million decrease in GSUSA revenue included in Corporate and Other for the period prior to the GSUSA Sale Date. Our Health+ Segment revenue increase was primarily due to a 5.5% increase in total student enrollment and the impact of tuition increases in the second half of 2025. Our Military+ Segment revenue increase was primarily due to a 3.3% increase in net course registrations, as compared to the prior year period.

Costs and expenses. Costs and expenses for the nine months ended September 30, 2026, were $472.5 million, an increase of $11.0 million, or 2.4%, compared to $461.6 million for the nine months ended September 30, 2025. Costs and expenses for the nine months ended September 30, 2026, include $2.8 million in professional fees related to the Combination in Corporate and Other, $1.5 million in severance costs in both segments, and a $0.5 million non-cash loss on assets held for sale in our Military+ Segment. The results in the prior year period included a $3.9 million loss on sale of subsidiary in Corporate and Other relating to the sale of GSUSA, $3.5 million in professional fees in Corporate and Other relating to the Combination and the sale of GSUSA, a $1.5 million non-cash loss on assets held for sale in our Military+ Segment, $0.6 million in severance costs in our Health+ Segment and Corporate and Other, and a $0.1 million loss on leases in our Health+ Segment. Costs and expenses for the nine months ended September 30, 2026, as compared to the prior year period, excluding the items noted above, increased $15.8 million, or 3.5%, primarily due to increases of $12.5 million in advertising costs across both segments to further drive enrollment, $4.8 million in bad debt expense in both segments, $3.3 million in other employee compensation costs primarily in our Health+ Segment related to increased enrollment, $2.8 million in classroom and course materials costs due to increased vendor costs and enrollment, and $1.8 million in professional services costs, partially offset by a decrease of $13.7 million in Corporate and Other due to the sale of GSUSA in 2025. Costs and expenses as a percentage of revenue decreased to 91.6% for the nine months ended September 30, 2026, from 94.2% for the nine months ended September 30, 2025.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2026, were $226.2 million, a decrease of $1.9 million, or 0.8%, compared to $228.1 million for the nine months ended September 30, 2025. Instructional costs and services expenses decreased primarily due to the $7.1 million decrease in Corporate and Other due to the sale of GSUSA in 2025 and a $2.9 million decrease in employee compensation costs in our Military+ Segment primarily due to a change in its part-time faculty compensation plan, partially offset by increases of $5.3 million in employee compensation costs in our Health+ Segment related to increased enrollment and $3.1 million in classroom and course materials costs in our Health+ Segment due to increased vendor costs and enrollment. Instructional costs and services expenses as a percentage of revenue decreased to 43.9% for the nine months ended September 30, 2026, from 46.5% for the nine months ended September 30, 2025.

Selling and promotional expenses. Our selling and promotional expenses for the nine months ended September 30, 2026, were $119.8 million, an increase of $13.4 million, or 12.6%, compared to $106.4 million for the nine months ended September 30, 2025. Selling and promotional expenses increased primarily due to increases of $12.5 million in advertising costs across both segments to further drive enrollment and $1.1 million in marketing and promotional support materials in our Health+ Segment, partially offset by a decrease of $2.3 million in Corporate and Other due to the sale of GSUSA in 2025. Selling and promotional expenses as a percentage of revenue increased to 23.2% for the nine months ended September 30, 2026, from 21.7% for the nine months ended September 30, 2025.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2026, were $113.1 million, an increase of $3.9 million, or 3.5%, compared to $109.2 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, general and administrative expenses included $2.8 million in professional fees relating to the Combination in Corporate and Other. For the nine months ended September 30, 2025, general and administrative expenses included $3.5 million in professional fees relating to the Combination in Corporate and Other and the sale of GSUSA. General and administrative expenses increased primarily due to increases of $4.8 million in bad debt expense in both segments, and $2.2 million in professional services costs primarily in Corporate and Other, partially offset by a $4.0 million decrease in Corporate and Other due to the sale of GSUSA in 2025. Consolidated bad debt expense for the nine months ended September 30, 2026, was $19.9 million, or 3.9% of revenue, compared to $15.4 million, or 3.1% of revenue in the prior year period. General and administrative expenses as a percentage of revenue decreased to 21.9% for the nine months ended September 30, 2026, from 22.3% for the nine months ended September 30, 2025. As we continue to evaluate enhancements to our business capabilities, we may incur additional costs, and our general and administrative expenses will vary from time to time.

Depreciation and amortization expenses. Depreciation and amortization expenses were $12.1 million and $12.0 million for the nine months ended September 30, 2026, and 2025, respectively. Depreciation and amortization expenses as a percentage of revenue were 2.3% for the nine months ended September 30, 2026, as compared to 2.5% for the nine months ended September 30, 2025.

Loss on assets held for sale. We recognized $0.5 million and $1.5 million in non-cash losses on assets held for sale for real property located in Charles Town, West Virginia in our Military+ Segment, for the nine months ended September 30, 2026, and 2025, respectively.

Loss on disposals of long-lived assets. The loss on disposals of long-lived assets was $0.8 million for the nine months ended September 30, 2026, as compared to $0.4 million for the nine months ended September 30, 2025.

Loss on extinguishment of debt. For the nine months ended September 30, 2026, we recorded a $1.7 million loss on extinguishment of debt related to the refinance of our corporate debt. There was no loss on extinguishment of debt in the prior year.

Stock-based compensation expenses. Stock-based compensation expenses included in instructional costs and services, selling and promotional, and general and administrative expenses were $6.6 million for the nine months ended September 30, 2026, as compared to $6.1 million for the nine months ended September 30, 2025. Stock-based compensation costs included accelerated expense for retirement-eligible employees and performance stock unit incentive costs.

Interest income (expense), net. Interest income, net of interest expense and other income, was $0.4 million for the nine months ended September 30, 2026, compared to interest expense, net of interest income and other income of $3.1 million in the prior year period. The increase in net interest income in the nine months ended September 30, 2026, as compared to the prior year period, was primarily due to a decrease in interest expense due to the refinance of corporate debt and an increase in interest income earned on investment securities, for the comparable periods.

Income tax expense. We recognized income tax expense of $8.4 million and $7.0 million for the nine months ended September 30, 2026, and 2025, respectively, or an effective tax rate of 20.1% in 2026 and 26.8% in 2025. The effective tax rate in both periods was positively impacted by excess tax benefits related to stock compensation. The impact in 2026 was more significant due to the increase in share price, compared to the prior period.

Net income. Our net income was $33.4 million and $18.9 million for the nine months ended September 30, 2026, and 2025, respectively, an increase of $14.4 million. This increase was due to the factors discussed above.

Preferred stock dividends. There were no preferred stock dividends for the nine months ended September 30, 2026 due to the redemption of all outstanding shares of Series A Senior Preferred Stock in June 2025. Preferred stock dividends for the nine months ended September 30, 2025 were $2.8 million.

Loss on redemption of preferred stock. In June 2025, we redeemed all outstanding shares of Series A Senior Preferred Stock for $43.1 million, excluding unpaid and accrued dividends of $1.4 million, resulting in a loss of $3.5 million related to the redemption premium and fees.

Net income available to common stockholders. The net income available to common stockholders was $33.4 million for the nine months ended September 30, 2026, compared to a net income available to common stockholders of $12.7 million for the nine months ended September 30, 2025, an improvement of $20.7 million. This improvement was due to the factors discussed above.

Analysis of Operating Results by Reportable Segment

    The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenue:
Military+ Segment	$82,727	$83,137	$257,708	$248,814
Health+ Segment	86,432	79,270	258,004	233,852
Corporate and Other	(16)	808	(100)	7,866
Total revenue	$169,143	$163,215	$515,612	$490,532
Income (loss) from operations before interest and income taxes:
Military+ Segment	$21,400	$25,280	$75,841	$70,848
Health+ Segment	(1,938)	(2,113)	(1,113)	(5,309)
Corporate and Other	(11,547)	(13,470)	(31,644)	(36,571)
Total income from operations before interest and income taxes	$7,915	$9,697	$43,084	$28,968

Military+ Segment

For the three months ended September 30, 2026, the $0.4 million, or 0.5%, decrease to approximately $82.7 million of revenue in our Military+ Segment was primarily attributable to the timing of course starts in the three months ended September 30, 2026, as compared to the prior year period. Net course registrations increased 3.8% to approximately 103,800 from approximately 100,000 in the prior year period, primarily due to increases in military registrations from students utilizing TA and students utilizing financial aid. Income from operations before interest and income taxes declined to $21.4 million during the three months ended September 30, 2026, from $25.3 million in the prior year period, a decrease of $3.9 million, or 15.3%, primarily due to the $0.4 million decrease in revenue and increases of $2.1 million in advertising costs, $0.6 million in loss on long-lived assets, and $0.5 million non-cash loss on assets held for sale, as compared to the prior year period.

For the nine months ended September 30, 2026, the $8.9 million, or 3.6%, increase to approximately $257.7 million of revenue in our Military+ Segment was primarily attributable to higher net course registrations and modest price increases, as compared to the prior year period. Net course registrations increased 3.3% to approximately 308,600 from approximately 298,800 in the prior year period, primarily due to increases in military registrations from students utilizing TA, students utilizing financial aid, and military-affiliated students utilizing education benefit programs administered by the VA. Income from operations before interest and income taxes improved to $75.8 million during the nine months ended September 30, 2026, from $70.8 million in the prior year period, an increase of $5.0 million, or 7.0%, primarily due to the $8.9 million increase in revenue, a $3.7 million decrease in employee compensation costs, a $1.0 million decrease in loss on assets held for sale, partially offset by increases of $5.3 million in advertising costs, as compared to the prior year period.

Health+ Segment

For the three months ended September 30, 2026, the $7.2 million, or 9.0%, increase to approximately $86.4 million of revenue in the Health+ Segment was primarily due to a 2.5% increase in total student enrollment, which was driven by a 6.8% increase in on-ground enrollment, as compared to the prior year period, and the impact of tuition increases in the second half of 2025, partially offset by a 2.9% decrease in online enrollment     as compared to the prior year period. Loss from operations before interest and income taxes was $1.9 million for the three months ended September 30, 2026, and $2.1 million for the three months ended September 30, 2025, respectively, an improvement of $0.2 million. The improvement was primarily due to the $7.2 million revenue increase, partially offset by increases of $2.6 million in bad debt expense caused by higher student receivable balances resulting from delays in Title IV financial aid processing due to delays in ED’s effectuation of changes in its system to reflect the Combination and to a lesser degree by changes a vendor made to its systems to mitigate a cybersecurity risk, $2.3 million in advertising costs, and $2.3 million in employee compensation costs, as compared to the prior year period.

For the nine months ended September 30, 2026, the $24.2 million, or 10.3%, increase to approximately $258.0 million of revenue in the Health+ Segment was primarily due to a 5.5% increase in total student enrollment which was driven by a

8.2% increase in on-ground enrollment, and a 2.1% increase in online enrollment, as compared to the prior year period, and the impact of tuition increases in the second half of 2025. Loss from operations before interest and income taxes was $1.1 million for the nine months ended September 30, 2026, and $5.3 million for the nine months ended September 30, 2025, respectively, an improvement of $4.2 million. The improvement was primarily due to the $24.2 million revenue increase and a $1.2 million decrease in occupancy costs, partially offset by increases of $7.2 million in advertising costs, $4.7 million in employee compensation costs, $3.9 million in bad debt expense, and $3.1 million in classroom and course materials costs, as compared to the prior year period.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents, and restricted cash were $125.0 million and $176.5 million at September 30, 2026, and December 31, 2025, respectively, representing a decrease of $51.5 million, or 29.2%. The decrease was primarily due to the purchase of approximately $127.2 million in short-term investments. Excluding purchases of short-term investments, cash increased approximately $40.0 million, primarily due to the collection of TA accounts receivable in our Military+ Segment and our improved financial performance partially offset by lower Title IV program fund disbursements received for our Health+ Segment. We have historically financed operating activities and capital expenditures with cash provided by operating activities. We expect to continue to fund our costs and expenses through cash generated from operations for the next twelve months and beyond. For more on our material cash requirements from known contractual and other obligations, please refer to the section entitled “Contractual Obligations” in Item 7 of Part II of our Annual Report.

In the second quarter of 2026, we began purchasing short-term highly liquid available-for-sale debt securities, consisting primarily of investment grade commercial paper and U.S. Treasury securities. The Company’s investment policy limits credit exposure by restricting investments to high-quality issuers and by establishing concentration limits.

We derive a significant portion of our revenue from our participation in ED’s Title IV programs, for which disbursements are governed by federal regulations. We have typically received disbursements under Title IV programs within 30 days of the start of the applicable course or term. During the three months ended September 30, 2026, we experienced delays in Title IV processing due to delays in ED’s effectuation of changes in its system to reflect the Combination.

Another significant source of revenue is derived from TA from the DoW and programs from the VA. Generally, VA funds are received within 60 days of the start of the courses to which they relate, and TA funds are received within 30 days of the invoice date. Previously, Military+ generally invoiced for TA approximately nine weeks after the start of a course and has on occasion modified its billing practices, which has affected, and may in the future affect, the timing of collections between reporting periods. For example, in July 2025, Military+ delayed billing to certain branches, further delaying payments until 2026. This change in billing practices increased accounts receivable as of December 31, 2025, and resulted in an increase to the leverage ratio under the Prior Credit Agreement as defined and discussed in “Note 8. Long-term Debt.” During the nine months ended September 30, 2026, Military+ collected approximately $33.3 million of TA receivables related to these delayed 2025 billings. During the third quarter of 2026, Military+ revised its TA billing process and reduced the billing lag from approximately nine weeks after the start of a course to approximately five weeks after the start of a course, accelerating the timing of invoices and related cash collections.

On March 2, 2026, we completed the first step of the Combination, the Legal Merger, and on August 4, 2026, we completed the second step of the Combination, the Institutional Combination. For the years ended December 31, 2025, and 2024, we incurred $3.5 million and $2.2 million in professional fees, respectively, related to the Combination. For the nine months ended September 30, 2026, we incurred $2.8 million in professional fees and expect to incur approximately $0.5 million in professional fees during the remainder of 2026 in connection with the Combination.

That certain Credit Agreement dated as of September 1, 2021, as amended, by and among the Company, as borrower, the lenders from time to time party thereto, and Macquarie Capital Funding, LLC, as administrative agent and collateral agent, or the Prior Credit Agreement, contained financial covenants that required us to maintain a Total Net Leverage Ratio (as defined in the Prior Credit Agreement) of no greater than 2.00 to 1.00, respectively, which was subject to certain exceptions. The Total Net Leverage Ratio under the Prior Credit Agreement at December 31, 2025, was negative 0.30 due to the growth in both cash and earnings and the reduction in restricted cash.

On March 9, 2026, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent, PNC Capital Markets LLC as joint lead arranger and bookrunner, and a syndicate of lenders, or the 2026 Credit Agreement. The 2026 Credit Agreement provides for (i) a $90.0 million senior secured term loan, or the 2026 Term

Loan, and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $40.0 million, or the 2026 Revolving Credit Facility, or, together with the 2026 Term Loan, the 2026 Facilities. The 2026 Revolving Credit Facility replaces our prior $20.0 million senior secured revolving credit facility under the Prior Credit Agreement, and the proceeds of the 2026 Term Loan, together with cash on hand, were used to repay the approximately $96.4 million principal amount outstanding under our prior $175.0 million term loan under the Prior Credit Agreement.

The 2026 Credit Agreement contains financial covenants that require us to (i) maintain a Consolidated Total Net Leverage Ratio of no greater than 2.50:1.00, (ii) maintain a Consolidated Interest Coverage Ratio of no less than 2.50:1.00 and (iii) maintain a minimum balance of domestic unrestricted cash and cash equivalents of $40.0 million. The Consolidated Interest Coverage Ratio (as defined in the 2026 Credit Agreement) reflects a ratio of consolidated EBITDA to consolidated interest expense. The Consolidated Total Net Leverage Ratio, under the 2026 Credit Agreement, at September 30, 2026, was negative 0.14. For more information on the 2026 Facilities and their terms, please refer to “Note 8. Long-Term Debt”.

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

Share Repurchase Program

On March 10, 2026, the Board approved a common stock repurchase program of up to $50 million in the aggregate. The program replaces our prior repurchase authorizations. During the three and nine months ended September 30, 2026, the Company repurchased 186,032 and 274,237 shares of common stock, respectively. As of September 30, 2026, there remains $36.0 million available under our share repurchase authorization.

Operating Activities

Net cash provided by operating activities was $87.3 million and $73.5 million for the nine months ended September 30, 2026, and 2025, respectively. The increase in cash from operating activities was primarily due to our improved financial performance, and other changes in working capital due to the timing of receipts and payments. Accounts receivable at September 30, 2026, decreased approximately $14.0 million compared to December 31, 2025, primarily related to TA collections in our Military+ Segment. The decrease in accounts receivable was partially offset by an increase of approximately $15.4 million in accounts receivable in our Health+ Segment due to increased revenue and enrollment as well as delays in Title IV financial aid processing due to delays in ED’s effectuation of changes in its system to reflect the Combination. Cash provided by changes in accounts payable, accrued liabilities, and accrued compensation and benefits increased by approximately $11.8 million compared to December 31, 2025, primarily due to higher advertising and employee compensation accruals.

Investing Activities

Net cash used in investing activities was $105.6 million for the nine months ended September 30, 2026, compared to $10.5 million of net cash provided by investing activities for the nine months ended September 30, 2025, mainly due to purchases of short-term investments of $127.2 million during the nine months ended September 30, 2026. For the nine months ended September 30, 2025, cash provided by investing activities included $23.0 million in proceeds from the sale of assets held for sale.

Financing Activities

Net cash used in financing activities was $33.2 million and $49.8 million for the nine months ended September 30, 2026, and 2025, respectively. The decrease in cash used in financing activities in the current year period is primarily due to the refinancing of our corporate debt which included a $6.5 million net principal paydown and $1.8 million for debt issuance costs. For the nine months ended September 30, 2026, we repurchased $22.8 million of shares through the common stock repurchase program and share withholdings related to our stock compensation plan. Financing activities for the nine months ended September 30, 2025, included our redemption of Series A Senior Preferred Stock in June 2025 for $43.2 million and preferred stock dividends paid of $2.8 million.

Contractual Commitments

We have various contractual obligations consisting of operating leases and purchase obligations. Purchase obligations include agreements with consultants, contracts with third-party service providers, and other future contracts or agreements.

During 2026, the Company entered into two operating lease agreements for new campus locations in Michigan and Florida as part of its continued campus expansion efforts. The leases are expected to commence in the fall of 2026 and spring of 2027, respectively, and have aggregate contractual rental commitments of approximately $8.1 million. The Company will recognize the related right-of-use assets and lease liabilities upon lease commencement in accordance with ASC 842.

During 2026, the Company also entered into a five-year customer relationship management and student information system software agreement with total remaining contractual commitments exceeding $10 million as of September 30, 2026. In addition, subsequent to September 30, 2026 and prior to the issuance of these financial statements, the Company executed a five-year agreement for its learning management system with aggregate contractual commitments of approximately $6.2 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We had no material derivative financial instruments or derivative commodity instruments as of September 30, 2026. We maintain our cash and cash equivalents in bank deposit accounts, money market funds, and U.S. Treasury bills, and investment grade commercial paper with original maturities of less than three months. The bank deposits exceed federally insured limits. We have historically not experienced any losses in such accounts. Our short-term investment portfolio includes U.S. Treasury securities and investment grade commercial paper with original maturities ranging from three months to one year. We believe we are not exposed to any significant credit risk on cash and cash equivalents or our short-term investments. Due to the short-term duration of our investment portfolio, the low yield on the portfolio, and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material impact on the fair value of our portfolio.

Interest Rate Risk

We are subject to risk from changes in interest rates primarily relating to our investment of funds in U.S. Treasury securities and investment grade commercial paper issued at a discount to their par value. Our future investment income will vary due to changes in interest rates.

In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. For every 100 basis point increase in the Term Secured Overnight Financing Rate, we would incur an incremental $0.9 million in interest expense per year, excluding any impact offset from the interest rate cap agreement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2026. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

We may not realize the expected benefits of the Combination, and its completion has led to and could lead to unanticipated considerations, some of which could have adverse impacts on our business, reputation, financial condition, or results of operations.

As discussed in greater detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Legislative and Regulatory Activity – The Combination of APUS, RU, and HCN”, on August 4, 2026, we completed the Combination. However, we may not realize its anticipated benefits, including expected operational efficiencies, cost synergies, and regulatory outcomes, within the anticipated timeframe or at all. The realization of these benefits depends on a number of factors, including our ability to operate our academic units as a combined institution, our implementation of operational and administrative changes, required changes in ED systems, and actions by, or interactions with, ED and other regulatory bodies. The Combination may also result in unanticipated costs, operational complexities, regulatory consequences, or other effects that could offset or limit the realization of the Combination’s anticipated benefits.

For example, for the three months ended September 30, 2026, delays in ED’s implementation of systems changes to reflect the Combination affected the timing of Title IV financial aid processing, resulting in higher student receivable balances and increased bad debt. These delays have affected, and may continue to affect, the timing of our receipt of Title IV program funds and our cash flows. Although we expect this disruption to be temporary, if we or ED are unable to timely resolve these issues, we may incur additional bad debt expense, and our liquidity, financial condition, and results of operations could be adversely affected. Continued delays could also adversely affect the student experience and enrollments. The delayed implementation of changes in ED systems to reflect the Combination has also affected our ability to address certain Title IV processing requirements, such as, in certain cases, timely enrollment reporting and timely returns of unearned Title IV program funds for students who withdraw from APUS, and may affect other Title IV compliance obligations. If delays persist or if we are unable to adequately address regulatory matters and ED or other regulatory bodies take adverse action in response, there could be adverse effects on our business, reputation, financial condition, and results of operations. For additional information on the potential outcomes related to regulatory compliance, see the discussion in our Annual Report under the heading “Regulatory Environment—Student Financing Sources and Related Regulations/Requirements—Department of Education—Regulation of Title IV Financial Aid Programs.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The table and footnotes below provide details regarding our repurchase programs (unaudited):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
July 1, 2026	—	—	—	—	$44,999,077
July 1, 2026 - July 31, 2026	76,392	52.36	76,392	—	40,999,192
August 1, 2026 - August 31, 2026	109,640	45.60	109,640	—	35,999,608
September 1, 2026 - September 30, 2026	—	—	—	—	35,999,608
Total	186,032	$48.38	186,032	—	$35,999,608

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

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

AMERICAN PUBLIC EDUCATION, INC.
/s/ Angela Selden	November 9, 2026
Angela Selden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Edward H. Codispoti	November 9, 2026
Edward H. Codispoti
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)